Form 10-Q
period 2019-09-30
Gofba, Inc.
filed 2019-11-18
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53316

Gofba, Inc.
(Exact name of registrant as specified in its charter)

California	94-3453342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3281 E. Guasti Road, Suite 700 Ontario, CA	91761
(Address of principal executive offices)	(Zip Code)

(909) 212-7989

Registrant’s telephone number, including area code

 __________________________________

(Former address, if changed since last report)

 ___________________________________

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2019, there were 50,774,798 shares of common stock, $0.00001 par value, issued and outstanding.

GOFBA, INC.

ITEM 1. Condensed Consolidated Financial Statements

The balance sheets as of September 30, 2019 and December 31, 2018, the statements of operations for the three months and nine ended September 30, 2019 and 2018, the statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018, the statements of cash flows for the nine months ended September 30, 2019 and 2018, and the notes to the financial statements follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018
	(000's)	(000's)
Assets
Current assets
Cash and cash equivalents	$195	$66
Accounts receivable	24	-
Prepaid expenses and other current assets	27	38

Total current assets	246	104

Property and equipment, net	59	68
Software development costs, net (Note 2)	584	451

Total assets	$889	$623

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$870	$518
Deposits on common stock subscriptions (Note 3)	586	586
Stockholder payable (Note 4)	4,020	3,370
Note payable - related party (Note 5)	1,285	-
Interest payable – related party (Note 5)	91	-

Total current liabilities	6,852	4,474

Long-term Liabilities
Note payable - related party (Note 5)	-	1,285
Interest payable related party (Note 5)	-	43
Total liabilities	6,852	5,802

Commitments and contingencies (Note 6)

Stockholders’ deficit (Note 3)
Common stock, no par value; 200,000,000 shares authorized; 50,774,798 and 50,383,998 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	14,721	13,699
Non-controlling interest	(2,298)	(2,178)
Accumulated deficit	(18,386)	(16,700)

Total stockholders’ deficit	(5,963)	(5,179)

Total liabilities and stockholders’ deficit	$889	$623

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months September 30,		Nine Months September 30,
	2019	2018	2019	2018
	(000's)	(000's)	(000's)	(000's)
	(except share and per share amounts)		(except share and per share amounts)
Revenues	$22	-	$64	-
Cost of goods sold	19	-	61	-

Gross profit	3	-	3	-
Costs and expenses
General and administrative	479	470	1,446	1,428
Professional fees	123	129	308	3,494
Depreciation and amortization	13	29	56	85

Total costs and expenses	615	628	1,810	5,007

Net loss	(612)	(628)	(1,807)	(5,007)

Net loss attributable to non-controlling interest	(34)	(51)	(120)	(152)

Net loss attributable to the Company	$(578)	$(577)	$(1,687)	$(4,855)

Net loss per share
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.10)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.10)

Weighted average common shares outstanding
Basic	50,772,315	50,227,705	50,588,647	49,914,096
Diluted	50,772,315	50,227,705	50,588,647	49,914,096

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2018	50,383,998	$13,699	$(2,178)	$(16,700)	$(5,179)
Non-cash equity compensation (Note 3)	-	15	-	-	15
Sales of common stock for cash (Note 3)	90,000	225	-	-	225
Net loss for the period	-	-	(44)	(554)	(598)

Balance, March 31, 2019	50,473,998	13,939	(2,222)	(17,254)	(5,537)
Non-cash equity compensation (Note 3)	-	15	-	-	15
Sales of common stock for cash (Note 3)	294,000	735	-	-	735
Net loss for the period	-	-	(42)	(554)	(596)

Balance, June 30, 2019	50,767,998	14,689	(2,264)	(17,808)	(5,383)
Non-cash equity compensation (Note 3)	-	15	-	-	15
Sales of common stock for cash (Note 3)	6,800	17	-	-	17
Net loss for the period	-	-	(34)	(578)	(612)

Balance, September 30, 2019	50,774,798	$14,721	$(2,298)	$(18,386)	$(5,963)

Balance, December 31, 2017	48,662,388	$9,309	$(1,978)	$(11,297)	$(3,966)
Non-cash equity compensation (Note 3)	1,228,610	3,139	-	-	3,139
Sales of common stock for cash (Note 3)	180,500	424	-	-	424
Net loss	-	-	(50)	(3,648)	(3,698)

Balance, March 31, 2018	50,071,498	12,872	(2,028)	(14,945)	(4,101)
Non-cash equity compensation (Note 3)	-	23	-	-	23
Sales of common stock for cash (Note 3)	60,000	150	-	-	150
Net loss	-	-	(51)	(630)	(681)

Balance, June 30, 2018	50,131,498	13,045	(2,079)	(15,575)	(4,609)
Non-cash equity compensation (Note 3)	-	15	-	-	15
Sales of common stock for cash (Note 3)	133,000	333	-	-	333
Net loss	-	-	(51)	(577)	(628)

Balance, September 30, 2018	50,264,498	$13,392	$(2,130)	$(16,152)	$(4,889)

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine months ended September 30,
	2019	2018
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(1,807)	$(5,007)
Less: Net loss attributable to non-controlling interest	(120)	(152)
Net loss attributable to the Company	(1,687)	(4,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(120)	(152)
Non-cash equity compensation	46	3,177
Non-cash lease expense (Note 6)	781	788
Depreciation and amortization expense	56	85
Changes in:
Accounts receivable	(24)	-
Prepaid expenses and other current assets	11	(14)
Accounts payable and accrued expenses	352	274
Accrued legal settlement	-	(106)
Interest payable - related party	48	26

Net cash used in operating activities	(537)	(777)

Cash flows from investing activities
Software development costs and equipment expenditures	(180)	(229)
Net cash used in investing activities	(180)	(229)

Cash flows from financing activities
Proceeds from sales of common stock	977	907
Return of proceeds related to legal settlement	-	(1,259)
Proceeds from note payable, related party	-	1,285
(Repayments to) advances from stockholder payable	(131)	55

Net cash provided by financing activities	846	988

Net increase (decrease) in cash and cash equivalents	129	(18)

Cash and cash equivalents, beginning of the period	66	100

Cash and cash equivalents, end of period	$195	$82

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Business and Significant Accounting Policies

Business

Gofba, Inc. (“Gofba”) was originally incorporated on November 6, 2008, pursuant to the laws of the State of California. The Company offers a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by its competitors. Gofba was established to provide users with a safe haven on the internet.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended December 31, 2018. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2018 audited consolidated financial statements may have been omitted from these interim unaudited consolidated financial statements.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Gofba and the accounts of Great Tech, Inc. (“GTI”), an entity wholly-owned by Gofba’s Chairperson, President and majority stockholder. The consolidated entities are referred to herein as the “Company” and intercompany balances and transactions have been eliminated in consolidation.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Principles of Consolidation (continued)

Management determined that GTI is a variable interest entity primarily because it is thinly capitalized and may require additional capital to finance its activities. Management also determined that Gofba is the primary beneficiary of GTI based primarily on common stockholders and the related party nature of GTI’s decision-makers and daily business operators.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Future Operations, Liquidity, and Capital Resources

The Company has limited revenue-generating operations, a limited working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During the year-to-date period in 2019, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all.

The Company plans to focus on creating new revenue generating activities through various initiatives. Since the Company’s technologies are still under development and it has not established any sources of recurring revenue to cover its operating costs, the Company plans to continue to fund its losses through continued issuance of its common stock and support from its primary stockholder and other related parties.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue guidance was effective for the Company on January 1, 2019. During the three month period and nine month period ended September 30, 2019, the Company sold custom hardware to one customer in the amount of $22,000 and $64,000, respectively.

The Company recognizes revenue when a customer obtains control of promised services or products. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services/products. To achieve this core principle, management applies the following steps:

1. Identification of the contract, or contracts, with the customer

The Company determines it has a contract with a customer when the contract is approved, it can identify each party’s rights regarding the services to be transferred, it can identify the payment terms for the services, it has determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2. Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract.

3. Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services (or products) to the customer. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4. Allocation of the transaction price to the performance obligation in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.

5. Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service (or product) to a customer. Revenue is recognized as control is transferred to the customer, in an amount that reflects the consideration expected to be received.

Variable Consideration

Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. When applicable, dilutive potential shares may consist of dilutive shares issuable upon the conversion of convertible preferred stock and the exercise or vesting of outstanding stock options and warrants computed using the treasury stock method. During a period where a net loss is incurred, dilutive potential shares are excluded from the computation of dilutive net loss per share, as the inclusion is anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2020, and requires a modified retrospective adoption, with early adoption permitted. While management is continuing to assess all potential impacts of the standard, management currently believes the most significant impact relates to the accounting and reporting of operating leases on the condensed consolidated balance sheet and the expectation that the Company’s assets and liabilities will increase significantly.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.	Software Development Costs

Software development costs, net consisted of the following:

	September 30,	December 31,
	2019	2018

Capitalized software in-process	$517,000	$337,000
Website development	607,000	607,000
Less accumulated amortization	(540,000)	(493,000)
Software development costs, net	$584,000	$451,000

Amortization expense for the three months ended September 30, 2019 and 2018 was $10,000 and $27,000, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $47,000 and $80,000, respectively.

3.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, no par value. The Company has not issued, nor established any series for, any of its preferred stock. The Company’s preferred stock is “blank check preferred” whereby the Company’s Board of Directors may create a series of preferred stock and set the rights and preferences of such preferred stock, without further stockholder approval. The availability or issuance of preferred shares in the future could delay, defer, discourage or prevent a change in control.

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and has 50,774,798 and 50,383,998 shares outstanding as of September 30, 2019 and December 31, 2018, respectively.

In 2014, the Company agreed to issue 42,634,878 shares of its common stock to the Company’s co-founder, who is also the Company’s Chairperson and President. These shares were promised to this individual as a co-founder upon incorporating the Company in 2008. These shares were issued by the Company in March 2018.

In 2014, the Company agreed to issue 1,000,000 shares of its common stock to the Company’s co-founder, who is also the Company’s Chief Executive Officer. These shares were promised to this individual as a co-founder upon incorporating the Company in 2008. These shares were issued by the Company in March 2018.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On the date these shares were agreed to be issued, the Company’s business model was still in development, as was a significant portion of its technologies. Further, the Company’s liquidity was extremely limited. As a result, the estimated fair value of these ‘founder shares’ was nominal on the date the Company committed to their issuance.

During the first quarter of 2018, the Company’s board of directors voluntarily elected to approve the issuance of shares of common stock to a number of individuals and entities, including directors and officers, that have worked with the Company over the last several years and assisted with the creation and testing of the Company’s various products. The Company was not obligated to issue these shares and the shares were not issued pursuant to any consulting agreement or stock compensation plan. In total, the Company approved the issuance of an aggregate of 1,228,610 shares of its common stock. The awarded shares were fully-vested on the date of grant and the Company recognized a charge to professional fees in the amount of $3,072,000, which was based on the estimated fair value of common stock awarded.

As of September 30, 2019, the Company’s co-founder, Chairperson and President is in the process of gifting 600,000 shares of her common stock to two vendors of the Company. During each of the three months ended September 30, 2019 and 2018, the Company recognized professional fee expenses of $15,000, which represents the estimated amount of discounted services received by the Company. During each of the nine months ended September 30, 2019 and 2018, the Company recognized professional fee expenses of $45,000 and $90,000, respectively.

Deposits on Common Stock Subscriptions

Since inception of the Company, and before the issuance of the Company’s disclosure statement in January 2017 (see below), the Company received gross cash proceeds of approximately $11,000,000 as deposits from investors who have indicated an interest in purchasing shares of the Company’s common stock. The Company has refunded an aggregate of approximately $1,900,000.

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of September 30, 2019 and December 31, 2018, deposits of approximately $8,500,000 have been ratified.

In addition, as of September 30, 2019, subscription deposits of $457,000 have been rescinded and the Company has not received a response from individuals or entities representing deposits of $129,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, deposits on common stock subscriptions totaled $586,000.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of September 30, 2019.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.	Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictate. During the three months ended September 30, 2019 and 2018, no funds were provided to the Company by its Chairperson, President and majority stockholder and amounts repaid during the same periods were $1,000 and $49,000, respectively. During the nine months ended September 30, 2019 and 2018, advances of $0 and $140,000, respectively, were received from the Company’s Chairperson, President and majority stockholder, and repayments during the same periods were $131,000 and $96,000, respectively. As of September 30, 2019 and December 31, 2018, the stockholder payable balance outstanding was $4,020,000 and $3,370,000 (Note 6). The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

5.	Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on January 1, 2020. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of September 30, 2019 and December 31, 2018 was $1,285,000, and interest payable related to the promissory note as of September 30, 2019 and December 31, 2018 was $91,000 and $43,000, respectively. For the three months ended September 30, 2019 and 2018, the Company incurred interest expense from the promissory note of $16,000 and $16,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred interest expense from the promissory note of $48,000 and $42,000, respectively.

6.	Commitments and Contingencies

Commitments

Since inception, the Company has leased access to server towers, super computers and virtual servers from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2018, the service payments were $1,050,000 annually. For the years ended December 31, 2018 and 2017, expenses associated with these services were $1,050,000 for each year. For the three months ended September 30, 2019 and 2018, expenses associated with these services were $262,000 for each period. For the nine months ended September 30, 2019 and 2018, expenses associated with these services were $786,000 for each period. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The agreement expires October 20, 2020. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 4).

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expires on October 31, 2020. The lease includes approximately 5,600 rentable square feet of office space. The Company also leases certain office suites typically under a one year term. Rent expense for office space for the three months ended September 30, 2019 and 2018 was $46,000 and $49,000, respectively. Rent expense for office space for the nine months ended September 30, 2019 and 2018 was $145,000 and $150,000, respectively.

Non-cancelable future minimum lease payments required under the agreements described above are as follows as of September 30, 2019:

Years Ending December 31,

2019 (remaining)	$302,000
2020	1,010,000
$1,312,000

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and money market funds. Management mitigates such potential risks by maintaining the Company’s cash balances with entities that management believes possess high-credit quality.

Legal Proceedings

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of September 30, 2019, will not have a materially adverse effect on the Company’s condensed consolidated financial position or results of operations.

Other Contingencies

From inception of the Company through January 9, 2017, the date of the disclosure statement described in Note 3, the Company received cash proceeds as deposits from individuals who indicated an interest in purchasing shares of the Company’s stock. At the time of these transactions, management does not believe that the Company offered securities for sale, as defined by the Securities Act of 1933. However, if such transactions were deemed to be an offering of securities, management believes that the Company complied with Section 4(a)(2) of the Securities Act of 1933. In the event that the Company was deemed to have offered securities for sale and did not comply with Section 4(a)(2) of the Securities Act of 1933, the Company may be required to refund amounts received and/or be subject to penalties from security regulators. The accompanying condensed consolidated financial statements do not include any amounts related to this uncertainty.

Periodically, the Company receives services from individuals that the Company classifies as independent contractors. Management believes that such individuals are independent contractors because, among other things, they can choose whether, when, and where to provide services and are free to provide services to others. However, if the Company was required to classify such individuals as employees, it would likely incur significant additional expenses, potentially including expenses associated with the application of wage and hour laws, employee benefits, social security contributions, taxes, and penalties. The accompanying condensed consolidated financial statements do not include any amounts related to this uncertainty.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.	Related Party Transactions

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. See Note 4 above for further discussion.

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. See Note 5 above for further discussion.

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. See Note 6 above for further discussion.

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares will be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operation contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We offer a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by our competitors. Gofba was established to address the current dangers that threaten the everyday internet user. We see two primary threats. The first is unrestricted, free access to inappropriate material. We have developed proprietary search algorithms which eliminate or make scarce inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. We believe we are the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and no advertising, we currently enjoy over 40 million users worldwide. Our user base is increasing at an ever-expanding rate.

Corporate Overview

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Our offices are located at 3281 East Guasti Road, Suite 700, Ontario, CA 91761, telephone number (909) 212-7989.

Critical Accounting Policies

Revenue

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue standard was effective for the Company on January 1, 2019.

The Company recognizes revenue when a customer obtains control of promised services or products. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services/products. To achieve this core principle, management applies the following steps:

1. Identification of the contract, or contracts, with the customer

The Company determines it has a contract with a customer when the contract is approved, it can identify each party’s rights regarding the services to be transferred, it can identify the payment terms for the services, it has determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2. Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract.

3. Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services (or products) to the customer. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4. Allocation of the transaction price to the performance obligation in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.

5. Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service (or product) to a customer. Revenue is recognized as control is transferred to the customer, in an amount that reflects the consideration expected to be received.

Variable Consideration

Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.

Software Development Costs

Software development costs primarily include payments made to independent software developers. Software development costs are capitalized once the technological feasibility of a product is established. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. When a product is ready for its intended use, capitalized software development costs are amortized over an estimated useful life of four years.

Principles of Consolidation

The Company’s financial statements include the accounts of Gofba and the accounts of Great Tech, Inc. (“GTI”), an entity wholly-owned by Gofba’s Chairperson, President and majority stockholder. The consolidated entities are referred to herein as the “Company” and intercompany balances and transactions have been eliminated in consolidation.

Management determined that GTI is a variable interest entity primarily because it is thinly capitalized and may require additional capital to finance its activities. Management also determined that Gofba is the primary beneficiary of GTI based primarily on common stockholders and the related party nature of GTI’s decision-makers and daily business operators.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to our condensed consolidated financial statements.

Results of Operations

We generated nominal revenues in the second and third quarters of 2019; however, we still have negative working capital, require significant funding to develop our technologies and have a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During the year-to-date period in 2019, we continue to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all.

We plan to focus on creating new revenue generating activities through various initiatives. Since our technologies are still under development and we have not established any sources of recurring revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

Summary of Results of Operations

	Three Months September 30,		Nine Months September 30,
	2019	2018	2019	2018

Revenues	$22,000	$-	$64,000	$-
Cost of goods sold	19,000	-	61,000	-
Gross profit	3,000	-	3,000	-
Operating expenses:
General and administrative	$479,000	$470,000	$1,446,000	$1,428,000
Professional fees	123,000	129,000	308,000	3,494,000
Depreciation and amortization	13,000	29,000	56,000	85,000
Total operating expenses	615,000	628,000	1,810,000	5,007,000

Net Loss	$(612,000)	$(628,000)	$(1,807,000)	$(5,007,000)

Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

Revenue and Gross Profit

We generated a nominal amount of revenues in the three months ended September 30, 2019 by selling custom applications to one customer in the amount of $22,000. The expense attributable to the sold items was $19,000, thus our gross profit during this period was $3,000. There were no such revenues during the same period last year.

Operating Loss and Net Loss

Our operating loss and net loss decreased by $16,000 to $612,000 during the three months ended September 30, 2019 from $628,000 during the same period last year. The decrease in the operating loss and net loss compared to the prior year is principally a result of a decrease in depreciation expense of $16,000 and professional fees of $6,000, which was partially offset by the increase of $9,000 in general and administrative expense. The decrease in our operating loss and net loss was also attributable to $3,000 of gross profit recorded during the third quarter of 2019 as compared to the same period last year.

Our most significant expense for the third quarter of 2019 period is included in general and administrative expense and represents over $262,000 of services related to our use of a related party’s server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $9,000, from $470,000 for the three months ended September 30, 2018 to $479,000 during the same period in 2019. During the third quarter of 2019, the most significant expenses related to our use of server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $262,000, and executive compensation of approximately $70,000. These expenses were similar during the same period last year.

Professional Fees

Our professional fees decreased by $6,000 during the three months September 30, 2019 compared to the same period in 2018. Our professional fees were $123,000 for the three months ended September 30, 2019 and $129,000 for the three months ended September 30, 2018. Professional fees incurred during the three months ended September 30, 2019, related principally to legal and accounting expenses associated with the Company preparing a registration statement with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $16,000 to $13,000 during the three months ended September 30, 2019, as compared to $29,000 during the same quarter in 2018, which such decrease was attributable to several assets subject to depreciation becoming fully-depreciated in 2018.

Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

Revenue and Gross Profit

We generated a nominal amount of revenues during the nine months ended September 30, 2019 by selling custom applications to one customer in the amount of $64,000. The expense attributable to the sold items was $61,000, thus our gross profit during this period was $3,000. There were no such revenues during the same period last year.

Operating Loss and Net Loss

Our operating loss and net loss decreased by $3,200,000 to $1,807,000 during the nine months ended September 30, 2019 from $5,007,000 during the nine months ended September 30, 2018. The decrease in the operating loss and net loss compared to the prior year period is primarily a result of a decrease in professional fees of $3,186,000. During the 2018 period, the Company expensed a common stock award of 1,228,610 shares resulting with the Company recognizing a charge to professional fees in the amount of $3,072,000. There was no such stock award during the nine month period ended September 30, 2019. Additionally, fees for services of accounting and legal professionals decreased approximately by $87,000 during the nine months ended September 30, 2019 compared to the same period last year. Our most significant expense for the 2019 period is included in general and administrative expense and represents over $786,000 of services related to our use of a related party’s server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses were $1,446,000 and $1,428,000 for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the most significant expenses related to our use of server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $786,000, and executive compensation of approximately $210,000. These expenses were similar during the same period last year.

Professional Fees

Our professional fees decreased by $3,186,000 during the nine months ended September 30, 2019 compared to the same period in 2018. Our professional fees were $308,000 for the nine months ended September 30, 2019 and $3,494,000 for the three months ended September 30, 2018. Professional fees incurred during the nine months ended September 30, 2019, related principally to legal and accounting expenses associated with the Company preparing a registration statement with the Securities and Exchange Commission. During the first quarter of 2018, our board of directors voluntarily elected to approve the issuance of shares of common stock to a number of individuals and entities, including directors and officers, that have worked with us over the last several years and assisted with the creation and testing of our various products. This resulted in us recognizing a charge to professional fees in the amount of $3,072,000, during the nine months ended September 30, 2018, where as there was no such expense during the nine months ended September 30, 2019. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $29,000 to $56,000 during the nine months ended September 30, 2019, as compared to $85,000 during the same period in 2018, which such decrease was attributable to several assets subject to depreciation becoming fully-depreciated in 2018.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have never generated positive operating cash flows. Our cash on hand as of September 30, 2019 was only $195,000 and our monthly cash flow burn rate was approximately $60,000. In addition, we have incurred a significant amount of debt and a related party note payable is due in full on January 1, 2020. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the year-to-date period in 2019, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all.

We plan to focus on creating new revenue generating activities through various initiatives. Since we have not established any sources of recurring revenue to cover its operating costs, we plan to continue to fund its losses through continued issuance of its common stock and support from its majority stockholder and other related parties.

In order to repay our obligations in full, or in part, when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $195,000 and $66,000 as of September 30, 2019 and December 31, 2018, respectively. Based on limited revenues, limited cash on hand, and current expected monthly cash burn rate of approximately $60,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2020, along with accrued interest. We may not be successful in obtaining the continued financial support of related parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $537,000 for the nine months ended September 30, 2019, as compared to $777,000 for the 2018 period. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. We expect to continue to use significant cash amounts in our operating activities.

Investing

We used cash in investing activities of $180,000 for the nine months ended September 30, 2019, as compared to $229,000 of cash used for the nine months ended September 30, 2018. The net cash used in investing activities consisted primarily of software development activities. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash.

Financing

Net cash provided by financing activities for the nine months ended September 30, 2019 was $846,000, compared to $988,000 for the 2018 period. During the first nine months of 2019, cash proceeds from the sale of common stock was approximately $977,000 and net repayments of the stockholder payable was $131,000. During the same period last year, financing activities consisted of mostly cash proceeds from the sale of common stock of $907,000 and net advances from the stockholder payable was $55,000. Additionally, during the nine months ended September 30, 2018, we received proceeds from the related party note payable of $1,285,000 and paid $1,259,000 for the legal settlement of litigation we settled in 2018.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 1, 2018, we entered into a promissory note with a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the promissory note, we borrowed $1,285,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on January 1, 2020. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. We borrowed the funds to pay the remaining settlement amount due under the settlement agreement in a lawsuit we settled in 2018.

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares will be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2018, the service payments were $1,050,000 annually. For the year ending December 31, 2019, the parties continue to follow the terms of the most recent 2018 arrangement. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expires October 20, 2020. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company repays and receives funds as the Company’s cash position dictates. During the nine months ended September 30, 2019 and 2018, advances of $0 and $140,000, respectively, were received from our Chairperson, President and majority stockholder, and repayments during the same periods were $131,000 and $96,000, respectively. As of September 30, 2019 and December 31, 2018, the stockholder payable balance outstanding was $4,020,000 and $3,370,000. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud. No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result, we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached financial statements, our lack of internal controls could lead to a delay in our reporting obligations.   Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Our financial reporting closing process did not effectively determine all period-end adjustments. While the adjustments are accounted for correctly in the attached financial statements, our lack of internal controls could lead to a delay in our reporting obligations.

4. Our corporate governance and U.S. GAAP and SEC accounting resources were not commensurate with those required of a public company. Although we are working to increase our accounting resources as our budget allows, we do not have all resources in place, which could lead to a delay in our reporting obligations.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)	Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we intend to hire additional qualified and experienced personnel to assist us in remedying these material weaknesses as our business grows and as additional financial and other resources become available to us.

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in the our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019 we issued the following unregistered securities:

We sold 6,800 shares of our common stock to one non-affiliated investor for $17,000 pursuant to a stock purchase agreement. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor indicated in the stock purchase agreement that they have a pre-existing relationship with our management, are a sophisticated investor and familiar with our operations.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1(1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2(1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3(1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4(1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5(1)	Computer Towers Lease Agreement dated November 1, 2006

10.6(1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7(1)	Employment Agreement with Anna Chin dated May 14, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on May 25, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gofba, Inc.

Dated: November 18, 2019	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: November 18, 2019	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

