Form 10-K
period 2019-12-31
Gofba, Inc.
filed 2020-04-14
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number: 000-53316

GOFBA, INC.
(Exact name of registrant as specified in its charter)

California	94-3453342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3281 E. Guasti Road, Suite 700 Ontario, CA	91761
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (909) 212-7989

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2019: $14,000,050 as based on last sales price of such stock ($2.50) on June 30, 2019 (in a private transaction). The voting stock held by non-affiliates on that date consisted of 5,600,020 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2020, there were 51,233,998 shares of common stock, no par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

Gofba, Inc.

PART I

Special Note Regarding Forward Looking Statements

This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward‑looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward‑looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward‑looking statements. Readers are cautioned not to put undue reliance on any forward‑looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Business Overview

Gofba, Inc., was formed to create a safe haven for users of the internet. To that end, we have created an internet “supersite”, consisting of search, chat, email, and offsite file transfer and storage modules, in order to address dangerous, pressing issues not adequately addressed by our competitors. We see two primary threats to the average user of the internet. The first is unrestricted, free access to inappropriate material, including, but not limited to, pornographic material. To address this we have developed a “clean” database from scratch that does not contain inappropriate material and we use proprietary search algorithms which automatically eliminate, or make scarce, inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. Put simply, Gofba is the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and no advertising, we currently enjoy over 40 million users worldwide.[1] Our user base has been consistently expanding since we launched Gofba Search in 2008, and we expect it to continue to increase. A number of our users are located in conservative countries and we discuss the unique nature of having users based in conservative countries below.

______________

1 Due to our strict privacy policy, we can only see how many accounts are created and whether that person logs into their account. In order to comply with our privacy policy, we do not track how a person uses their account. It is one of the ways we separate ourselves from our competitors. However, since we can tell if users have logged-in, we do occasionally delete accounts that have not been logged into in a number of years. As a result, the 40 million user number is a cumulative number of users, but does not include approximately 10 million accounts we have deleted due to non-use. We are not able to see how active the user is with their account once logged-in.

Internet Problems Identified

In order to best understand Gofba’s suite of products and services, and what makes them unique, it is helpful to understand what they were created to combat. As noted above, Gofba has identified a number of serious issues encountered by everyday users of the internet.

The first problem identified was inappropriate content. These days, pornography, violence, and vulgarity, are freely accessible by any internet user without regard to age, social situation, or intent. Internet pornography sites are freely accessible to children, thus destroying their innocence. These same sites are accessed by millions in the workplace limiting productivity. Family dynamics and relationships can be greatly impacted as well.

Software and firewalls meant to filter out inappropriate content have been developed to address this issue, but over time have proven to be ineffective. The filters are simply too easy to circumvent. As a result, there has been no search engine that has been able to effectively eliminate this inappropriate material for those that are underage or desire this protection. Gofba has developed proprietary technology which eliminates or makes scarce this inappropriate content. Our search algorithms are written so that inappropriate content is not returned, or made scarce, as a result from web search queries. We accomplish this with a two-step approach. First, we built our database from scratch and did not include inappropriate content in our database. As a result, certain known inappropriate terms do not exist in our database. This is drastically different than other search engines, which have the inappropriate content in their databases, but they simply try and scrub out the content on a search-by-search basis utilizing filters. Unfortunately, history has shown that filtering search results this way is not very effective and the inappropriate content ends up being easily accessible by appearing in the search results of the user. By not having the terms in our database the use of inappropriate content search terms simply returns no results or only results that contain benign content. Second, we built proprietary “search crawlers” to weed out any inappropriate content that is returned from a search result. This is necessary since the internet does not remain static. Purveyors of inappropriate content constantly create new words, or use existing words in an inappropriate way, to try and have their content appear in search results. Gofba’s “search crawlers”, and some of its personnel, are constantly scanning search results to determine when inappropriate content is returned from an internet search and work to immediately delete that content from the Gofba database.

The second issue that Gofba addresses is security. Unsuspecting internet users have little idea that their demographic information and browsing habits are secretly collected by search engines and other sites. This information is then used for marketing purposes and sold for profit, leaving users betrayed and deceived. Additionally, much of the information that these same users transmit over the internet is poorly encrypted and can be easily hacked. Gofba will never track users' experiences or sell their information. Gofba uses secure algorithms which include 256 bit encryption thus mitigating the risk of predatory hacking.

A third problem is ease and speed of large file transfers. Traditionally it has been difficult to transfer large amounts of information in a speedy, user-friendly, and secure manner. Files can be transferred through both Gofba Chat and Gofba Vault, Gofba's offsite storage module. Both are easily accessible and allow for secure transfer of files of 5 Gigabytes at internal speeds 10 Gigabits per second (Gbps).

There are plans to periodically release additional modules, detailed below, as we grow and expand.

Proudly, Gofba's core business is rooted in making the world a better place. Gofba is committed to providing users with the safest internet experience. We achieve this not only by providing online tools that are wholesome, useful, and helpful, but also by providing a strong sense of security for users.

Current Gofba Products and Solutions

In response to the multitude of issues facing users of the internet every day, Gofba has created a number of unique services to address these concerns and significantly improve a user’s internet experience, namely Gofba Search, Gofba Vault, Gofba Chat and Gofba Email. We also have a number of additional services we plan to rollout in the future, which are also detailed below. We believe that users are much more likely to return to a search engine and other services that previously provided them with a positive experience.

Gofba Chat: A secure messaging service that allows users to communicate with ease. Gofba Chat enables users to instantly transfer files up to 5GB at 10 Gbps internal transfer speed with a simple 'drag & drop' with the same 256-bit encryption. Users can also send chat messages via SMS. Soon Gofba Chat will instantly translate almost all of the world's most frequently used languages, as well as offer international keyboards, audio & video chatting, SMS messaging response, and include an additional 10 GB of storage in its own secure “vault”. Gofba Chat is a module that will play an integral role in Gofba Circle, our social network, in the future.

In late 2018 and early 2019, we completed the initial and Phase Two Beta testing of our Android and iPhone mobile Chat applications, and received excellent reviews from our 100+ beta testers. We rolled out the first iteration of the Gofba Apps in the 2nd quarter of 2019. We plan to continue to work on the development of these apps and plan updated version releases as necessary.

Gofba Search: Current web search options offer a staggeringly homogenous experience with little differentiating one site from the other. Gofba offers a unique search product, one that excludes objectionable material and provides unparalleled security. Gofba has developed proprietary phrase recognition and image scanning technology that ensures this inappropriate content is made scarce or not returned as a result from web search queries. These two factors, cleanliness and security, provide a competitive advantage which will open markets to us and allow us to penetrate a niche market that has never before been filled. Our unique database solution also allows us to tailor our search engine based on geography to disallow certain search results that may be objectionable to a certain country or society. For instance, conservative countries like China and certain middle-eastern countries do not want certain content returned with search results, even content that seems benign to western countries. Our technology allows us to scrub our database of those objectionable search results and, therefore, provide a clean search engine option to certain countries that currently disallow many of our competitors, such as Google. Additionally, we do not allow “smart cookies” in our search results. “Smart cookies” are executable files that create programs designed to gather information on the infected computer, including, but not limited to, search results and search habits. Many of our competitors plant these cookies in their search engine resulting in your searches being shared and spread across many websites, which results in ads for those products and services appearing on other websites you visit. We consider this to be an invasion of privacy and offensive to the user.

Gofba Vault: Gofba Vault is a secure offsite storage service. Many companies refer to their offsite storage as "cloud storage", however we have named ours "Vault". We did this to convey that we do not put users' information into a public "cloud", instead keeping users' information safely stored in their personal vault. Gofba Vault offers competitively priced offsite storage all encrypted with our 256-bit security algorithm. All transfers can be done at 10 Gbps internal transfer speed. The enhanced security hones in on Gofba's core principal of creating the fastest and safest online experience for users.

Gofba Email: Our new email platform, which we plan to rollout in the latter part of 2020, will be the most innovative email product on the market. It is virus free, junk mail free, and hacker free and offers a unique user experience. Gofba email will change the way people and businesses communicate. With up to 5 GB attachments, along with embedded audio and video, we believe Gofba Email will revolutionize the way emails will be sent and received.

The next steps and budget to bring Gofba Email to market are as follows:

Development – 2nd quarter 2020 - $45,000

Beta testing – 3rd quarter 2020 - $20,000

Future Gofba Products and Solutions

Gofba continues to invest in product development to add to this array of modules. In addition to the above products and services, we plan to launch Gofba Business Listing, Gofba Media, Gofba Marketplace, Gofba Concierge, Gofba Circle, Gofba University and Gofba Medical, along with several others.

Gofba Business Listing: We intend to roll out a business listing service that costs businesses very little to list their company, around $19.00 per month. Our plan is for our business listing service to also act as a rating system, similar to Yelp, except our business listings will start with a 5-star rating, and we plan to assist the listed companies with maintaining their 5-star rating and also, hopefully, utilize our suite of products and services. We plan to launch this service on an international level on or about the 2nd quarter of 2020 and we do not believe the service will involve any additional capital above what we already have allocated to the launch of our other products and services.

Gofba Media: This module, along with Gofba Chat, acts as the groundwork for Gofba Circle, our social networking platform. Currently, Gofba Media features location-based news content and is a viable source for advertisers to gain exposure. We plan to rollout Gofba Media in the fourth quarter of 2020.

The next steps and budget to bring Gofba Media to market are as follows:

Development – 2nd quarter 2020 - $30,000

Beta testing – 3rd quarter 2020 - $15,000

Gofba Marketplace: Gofba Marketplace is our e-commerce platform which will demonstrate a combination of retail, wholesale, and bidding. The first phase of Gofba Marketplace will be rolled out in early 2021.

The next steps and budget to bring Gofba Marketplace to market are as follows:

Development – 3rd quarter 2020 through 4th quarter 2020 - $30,000

Beta testing – 2nd quarter 2021 - $15,000

Gofba Concierge: This module will act as users' personal assistant with the ability to schedule appointments, manage calendars, and help with many more tasks. We plan to rollout Gofba Concierge in the third quarter of 2020. Due to the anticipated rollout date over six months away, we have not finalized a development and beta testing schedule for Gofba Concierge or an anticipated budget.

Gofba Circle: This is our social media module which will segregate by age group on a secure and accountable platform. We plan to rollout Gofba Circle in the first quarter of 2021. Due to the anticipated rollout date being about one year away, we have not finalized a development and beta testing schedule for Gofba Circle or an anticipated budget.

Gofba University: GU is an aggregator of online classes offered first in the United States, then the world. It will allow anyone to go to college, keep track of your studies and show your expected graduation date, and the first two years of college are free. We plan to rollout Gofba University in the third quarter of 2021. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba University or an anticipated budget.

Gofba Medical: Gofba medical is a comprehensive medical app, designed to keep track of a patient’s medical records and have secure chats with medical personnel including your doctor or specialists referred by your doctor. Our plan is to give an accurate diagnosis using a world-wide database, combined with one of the fastest computer systems in the world. We plan to rollout Gofba Medical in the third quarter of 2020. Due to the anticipated rollout date being about six months away, we have not finalized a development and beta testing schedule for Gofba Medical or an anticipated budget.

The HIPAA Opportunity

As noted herein, we have spent thousands of man hours working on secure processes and networks for the transfer of confidential and private information related to our customers, including, but not limited to, credit card information, social security numbers, addresses, and other very personal information. As a result, we believe we have developed one of the most secure networks in existence, utilizing a level of encryption beyond what is the industry norm.

In 2019, a local hospital approached us regarding whether our systems could assist them with meeting the requirements of the Health Insurance Portability and Accountability Act (HIPAA) in order to make them compliant so they could protect patient data and avoid possible fines, etc. Although this was not one of the uses of Gofba’s systems we were concentrating on at the time, we immediately began researching the standards mandated by HIPAA and determining how our systems met, or could meet, those standards.

Passed in 1996, HIPAA required the U.S. Department of Health & Human Services (HHS) to adopt national standards for electronic health transactions and code sets, unique health identifiers, and security. HIPAA is a complicated statute and a good description of the standards it places on health industry companies and professionals is located here: http://www.hhs.gov/hipaa/for-professionals/index.html. HIPAA has been amended through the years to keep up with modern technology and the challenges presented. For our purposes, we are primarily focused on the requirement that requires companies in the health field and health care professionals to utilize systems that have at least 128-bit encryption when transmitting patient information. These requirements make our secure communication platform that utilizes 256-bit encryption, which exceeds current HIPAA standards, perfect for this application.

As a result of Gofba’s HIPAA-compliant electronic communication capabilities, we are in discussions with hospitals, medical groups and insurance companies regarding those entities potentially utilizing Gofba for the transmission of patient information in order to be HIPAA-compliant. We have not yet signed any agreements with any of these entities but are hopeful we will do so in the near future.

Financing for our Operations

As noted above, and elsewhere herein, we need to raise substantial investment capital in order to complete the planned build-out and expansion of our products and services.  From January 1, 2020 through April 13, 2020, we sold subscriptions to issue 320,500 shares of our common stock to 14 non-affiliated investors in exchange for $1,602,500 of cash proceeds. All sales were made pursuant to our primary offering in our effective Registration Statement on Form S-1.  We believe these proceeds will be sufficient to cover our cash needs through the remainder of 2020 based on our current projections.

Strategic Overview

Our business goal is to become THE safe haven for users of the internet that want to avoid the known and unknown pitfalls of internet use, either for businesses, schools, colleges, universities, government offices and countries around the world. Our first step was the creation of Gofba Search, outlined above. Moving forward our goal is to create and launch a number of related modules in addition to those outlined above. We plan to achieve this by launching these modules strategically, as many as one or two per year.

Competitive Strengths

We believe that our competitive strengths advantageously position us to expand our products and services and pursue strategic opportunities in various internet spaces both domestically and abroad. Our key competitive strengths are summarized below.

•

Exclusive Focus on Clean Content. Our business goal is to become the safe haven for internet users that desire a “pure” internet experience, one devoid of unwanted material. To date, this has led to over 40 million users worldwide who trust us to effectively exclude or make scarce inappropriate results. Most other web search providers have clearly established their position on filtering content – being unwilling or unable to effectively eliminate inappropriate search content from queries. We built our database from scratch and did not include inappropriate content in our database. As a result, certain known inappropriate terms do not exist in our database. This is drastically different than other search engines, which have the inappropriate content in their databases, but they simply try and scrub out the content on a search-by-search basis utilizing filters. Additionally, our unique database solution also allows us to tailor our search engine based on geography to disallow certain search results that may be objectionable to a certain country or society. For instance, conservative countries like China and certain middle-eastern countries do not want certain content returned with search results, even content that seems benign to western countries. Our technology allows us to scrub our database of those objectionable search results and, therefore, provide a clean search engine option to certain countries that currently disallow many of our competitors, such as Google. We believe this provides us with a distinct advantage in many countries that our competitors have been disallowed access due to their inability to filter out the undesirable content.

•

Proprietary Technology. Our sophisticated, proprietary technology that supports our search engine and platform took years of research and development, as well as significant capital expenditures. This research resulted in our proprietary phrase recognition and image scanning technology that ensures that inappropriate content is made scarce or not returned as a result from web search queries.

•

Provide a Private Internet Experience. Unlike most of our competitors, we do not track a user’s browsing experiences and do not sell or exploit their searches or personal data. As noted above, we do not allow “smart cookies” in our search results. “Smart cookies” are executable files that create programs designed to gather information on the infected computer, including, but not limited to, search results and search habits. Many of our competitors plant these cookies in their search engine resulting in your searches being shared and spread across many websites, which results in ads for those products and services appearing on other websites you visit. We consider this to be an invasion of privacy and offensive to the user. We believe there is a viable market of users that do not want their search criteria shared and used to place ads in their future searches and believe that type of internet user will grow in the future as internet ads become more obtrusive.

•

Gofba Vault. Rather than storing valuable, confidential information for our users in the “cloud” our Gofba Vault is a secure offsite storage service. Gofba Vault keeps users’ information safely stored in their personal vault, encrypted with our 256-bit security algorithm. Gofba Vault allows up to 10 GB’s of free storage space, with options to increase the size up to 10 TB’s. Gofba Vault also gives members the ability to send files to any email account up to 5 GB’s in size.

•

Strong and Experienced Management Team. We have an experienced project management team that continues to focus on our core competencies and to draw upon our significant domestic and international development and operating experience.

Sources of Revenue

Our business plan is to generate revenues, primarily from the following sources:

•

Advertising. In the second quarter of 2020, we plan to formally offer advertising on our primary products and services. To that end, our team has connected with enterprises which have indicated they would be willing to enter into year-long advertising contracts, but we do not have any signed agreements at this time. Gofba will continue to aggressively pursue advertising revenues. We have received interest from large, globally recognized enterprises, including Fortune 500 companies and large political organizations and hope to capitalize on that interest.

•

Gofba Vault. We expect to generate revenue from providing storage through Gofba Vault, our unique offsite storage system, encrypted with our 256-bit security algorithm. We plan to charge reasonable, or lower amounts than the current market, with more security than our competitors.

•	Gofba Marketplace. A platform that, when launched, will provide a suite of combined services that are not currently available, including advertising, shipping, handling and warehouse storage.

•

Paid Placement Revenue. Internet search engines implement a paid placement strategy, where some content providers are given prominent positioning in return for a placement fee. The optimal placement strategy depends on the relative benefits to the users of paid placement. We compute the optimal placement fee, characterize the optimal bias level, and analyze sensitivity of the placement strategy to various factors. In the optimal paid placement strategy, the placement maximizes revenues and is set below the monopoly level to complement our advertising revenues. By optimizing our search engine’s quality of service, we will be able to maximize revenues from paid placement as well as our other advertising models.

•

HIPAA. As noted above, we are in discussions with hospitals, medical groups and insurance companies regarding those entities potentially utilizing Gofba’s HIPAA-compliant electronic communication capabilities for the transmission of patient information in order to be HIPAA-compliant. We have not yet signed any agreements with any of these entities but are hopeful we will do so in the near future. In the event we are successful in signing up these entities we believe they will be a strong source of revenue.

•

Gofba Business Listings. For our business listing service we plan to charge businesses around $19.00 per month in order to list their business in our business directory. Although we will be charging businesses for this service, we do not anticipate this will be a big revenue-generator for us, but we hope it will lead some of those businesses to pay us to place advertising on our website.

Source of Computer Storage and Processing

Since inception, we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations, as well as the processors and other technology equipment to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year. From 2010 to 2014, our lease payments were $910,224 per year. Since 2015, our lease payments have been $1,085,256 per year. We anticipate this will increase in future years as we need additional resources. The current Computer Towers Lease Agreement is set to terminate on October 30, 2020.

Unique Challenges Presented by Having Users in China

We have a number of users in China, believed to be in the millions. We can identify this by being able to locate their access location through IP Geo Data. As noted herein, one of the unique attributes of our technology is that it allows us to scrub our search engine database of objectionable search results and, therefore, provide a clean search engine option to certain countries that currently disallow many of our competitors. One of these countries is China.

Having users in China creates a unique challenge. First, we don’t “operate” in China. We do not have servers in China. Access to our products and services by persons in China is web-based with the functionality of those services being provided by servers not located in China. All of our servers are located in the United States. Although Chinese law states that all websites and like platforms must have an Internet Content Provider (ICP) License, the reality is they only place the requirement on companies that have servers based in China to provide their products and services. We have attempted to obtain an ICP License through Alibaba Cloud (a local Chinese company), but they have informed us that we don’t qualify for an ICP License since we don’t have any servers in China. Eventually, we plan to put servers in China and apply for an ICP License.

China has not banned our products and services like they have other providers such as Google and Yahoo. We believe this is in large part due to the fact our search engine is scrubbed to almost entirely remove objectionable content. However, part of the risk of operating in China is that the government can block access to products and services without recourse, and, as a result, we are always subject to the discretion of the Chinese government to have users in China.

Market Overview

Internet search and related services is a rapidly expanding and influential market as the global landscape of internet users continues to grow. According to eMartketer, in 2016 approximately 46.8% of the world’s 7.3 billion population used the internet, with that penetration expected to increase to over 50% of the world’s population by 2019 as the world welcomes another 200 million people online.

Web search has been dominated for years by one major player in U.S. and global markets, Google. Google’s U.S. search market share, however, has decreased by about 3% in the past two years, suggesting an openness to alternative search providers. Taking into account all search providers, there are well over 5 billion search queries performed daily all over the world.

Google, and other large internet giants, including Microsoft, Yahoo, Amazon, and Facebook, each provide a range of integrated services which include search, email, chat, cloud-based storage, and e-commerce.

Gofba is well poised to enter this market due to its proprietary technology that allows it to eliminate or make scarce inappropriate content from searches. Its unparalleled security measures, and range of internet services will create an inclusive and safe internet experience. Gofba’s diverse set of modules places it within this megasite sphere. Uniquely, Gofba is well-positioned as the only site that successfully protects its users from inappropriate content and is steadfast in making security a priority. Increased awareness of the many dangers that threaten internet users presents a high-growth opportunity for Gofba’s services.

Market Leader Analysis

Presently, Gofba is entering the internet market for search, chat, email, e-commerce, and offsite storage.

The chart below details the 2019 revenues, percentage of U.S. market share, and market caps for each dominant player in the respective markets.

Name	Market	2019 Revenue	% U.S. Market Share(1)	Market Cap(2)
Google	Search	$136.36 billion	63%	$1 trillion
Amazon	E-commerce	$232.88 billion	44%	$737 billion
Dropbox	Offsite Storage	$1.6 billion	47%	$7 billion
Facebook	Social Media	$70.7 billion	39%	$630 billion

_____

(1) Estimated as of December 31, 2019.

(2) Estimated as of December 31, 2019.

Further market analysis reveals:

•	Each company reported a higher revenue in 2019 than in 2018, representing growth in each market segment.

•	Advertising is a major contributor to the revenue of each of these companies. Each of Gofba’s 32 modules either available or planned for development presents advertising revenue opportunities.

•	Other revenue streams include e-commerce and cloud based storage. Both are avenues that Gofba is pursuing. Gaining a fraction of markets will present significant revenue opportunities for Gofba.

•

Although each company has been categorized within a specific market, it is important to note that each company has many diversified yet integrated product lines and services, positioning Gofba competitively.

•	Each of these companies has achieved massive brand awareness which has undoubtedly contributed to their success in highly competitive markets.

Global Internet Use

According to eMartker, 3.9 billion people use the internet. In 2019 alone, 200 million more people have gained access to the internet.

Of Gofba’s 40 million users, the majority have been attracted from two of the three largest markets of internet users worldwide, China and the United States. This has been done through grassroots word of mouth and without promotion. The majority of Gofba’s users are in China with the U.S. close behind. According to Internet World Stats by Miniwatts Marketing Group, China alone accounts for over 19% of the world's internet users with 721 million users. The United States is home to 286 million internet users. The second largest market is India with 462 million internet users.

As more people gain access to the internet, education on internet safety and security will become increasingly important. Gofba’s branding as the safe and secure online platform will make our product extremely attractive to internet users and we believe it will continue to generate new users at an exponential rate.

Internet Safety

There is an extensive list of potential dangers that threaten internet users. These include inappropriate content making its way to unsuspecting users’ screens, malware infection, identity theft, privacy invasion through tracking, and a slew of others. Just as useful technology is advancing, so is technology used to hack and harm. These threats are increasing in number and severity. Many present industry leaders have shown to be unwilling or incapable of addressing these threats.

Due to increasing online threats, we believe Gofba enjoys a high-growth opportunity in its position as the safe and clean search engine and megasite alternative.

Gofba targets people that want safe internet experiences.

Some insight into why internet users of all ages can benefit from Gofba’s protection.

•	Children are largely unable to recognize most online threats and are susceptible to harm from disguised predators. Children also face developmental risk from exposure to inappropriate content.

•

Studies show that people aged 45 and above are more cautious about sharing information online, but lack the knowledge on how to spot potential danger. With over 80% of baby boomers now using the internet, the population that is in need of education of safe online practices is growing.

•

Research shows that those aged 24 and under reveal more information on the web, but can recognize threats more easily. The reports say younger people’s less restrained online behavior means they’re more likely to be hit by a malware infection.

We believe our products are very attractive to businesses, schools, universities, colleges, and government offices. Gofba’s search results have also been well received in countries where internet usage is restricted, primarily for religious or political reasons. Gofba’s platform is well-suited for settings undertaking the responsibility for children’s use of the internet.

Below are some statistics to show the vast academic and organizational markets that Gofba intends to tap into:

•

According to the National Center for Education Statistics, in the U.S., in fall 2019, an estimated 56.7 million students attended public elementary and secondary schools. Public school systems employed close to 3.2 million full-time teachers.

•	According to the National Center for Education Statistics, In fall 2019, some 22.5 million students attended American colleges and universities, an increase of about 7.5 million since fall 2000.

•	According to Governing magazine, U.S. state and local governments employ over 19.4 million employees and the Federal government employees another 2.8 million employees.

In the past, we have not invested in advertising. Our user base has grown steadily since 2008 to over 40 million users. We believe this speaks to the need and desire for a safe internet product.

Competition

The search engine, e-mail providers and instant messaging sectors are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the internet industry. We face intense competition from companies much larger than ours, and, as a result, we could struggle to attract users and gain market share. Many of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole.

We also face competition from other internet providers, search engine providers (such as Google and Yahoo!), instant messaging services, social network companies (such as Facebook), and internet storage companies. We will strive to advance our technology in each of these sectors ahead of our competitors to gain market share.

We also face intense competition in attracting and retaining qualified employees, including, but not limited to, software developers. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and continue to compensate employees competitively.

Intellectual Property

Currently, we do not have any patents, but consider certain elements of our products and services to be trade secrets and we protect it as our intellectual property. Most of our products and services are based on “open-source” code (meaning it is freely available computer code for anyone to use) and, as a result, we cannot get patents to protect our products and services. Additionally, due to the nature of our business the constant upgrades occurring to our types of products and services, patent filings are not really practical. In the future, if we have products or services or processes that are patentable, we plan to apply for such patents to protect our products and services.

We do own the trademark to “Gofba” under Goods and Services Class IC042 “Providing computer searching services, namely, searching and retrieving information at the customer's request via the Internet; and provision of Internet search engines.”

Staffing

As of December 31, 2019, we contract with 16 consultants and we have employment agreements with our Chief Executive Officer and President.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risks Related to the Company

We are a development stage company with limited operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company with limited operating results to date. Our business is subject to the risks inherent in the establishment and development of a new business enterprise. As a result, we cannot provide our shareholders with the type of information that would be available from a company with a more substantial history of operations. We cannot assure investors that it will ever operate profitably.

Financial projections are highly speculative.

Any financial projections included in this Annual Report and all other materials or documents supplied by us should be considered speculative and are qualified in their entirety by the assumptions, information and risks disclosed therein and in this Annual Report. The financial projections have not been prepared based upon certified public accounting standards and have not been reviewed by an independent accountant. The assumptions and facts upon which such projections are based are subject to variations that may arise as future events actually occur. The financial projections included herein are based on assumptions made by us regarding future events. There is no assurance that actual events will correspond with these assumptions. Actual results for any period may or may not approximate such financial projections.

The Company’s common stock lacks liquidity and marketability.

There is no public market for the common stock and we are not sure when we will apply to be a publicly-traded company. Furthermore, we cannot assure shareholders that even if we become a publicly-traded company that a vibrant market will develop for our common stock.

We are subject to the significant influence of our current officers and directors, and their interests may not always coincide with those of our other stockholders.

Anna Chin, one of our officers and directors, and Chairperson of the Board of Directors, beneficially owns approximately 80% of our outstanding Common Stock. As a result, Ms. Chin is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of Ms. Chin may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

Our management has discretion as to how to use any proceeds from the sale of securities.

Any money raised by us through the sale of our securities will be spent at the discretion of our management based on that they deem to be in the best interests of the company and our stockholders. As a result of the foregoing, our success will be substantially dependent upon the discretion and judgment of management with respect to application and allocation of any proceeds from any offerings of our securities.

This Annual Report contains forward-looking statements that are based on our current expectations, estimates and projections but are not guarantees of future performance and are subject to risks and uncertainties.

This Annual Report contains forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

We may not be able to obtain financing required to maintain and grow our business.

We will need additional funding to execute our business plan. However, there can be no assurance that we will be successful in obtaining such funding on acceptable terms or at all. Additional financing will increase risks of an investment in our company. For example, outside debt financing could constrain our cash flow, and additional equity financing would dilute current shareholders.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions largely caused by the coronavirus pandemic have had, and likely will continue to have for the foreseeable future, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The recent, substantial losses in worldwide equity markets, significantly restricted global business activities, and quickly increasing unemployment rates could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

The coronavirus pandemic is causing disruptions in the workplace, which will have negative repercussions on our business if they continue for an extended period time.

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for the development of our suite of products and services. As more states and localities implement social distancing and “work from home” regulations more and more companies will be forced to either shut down, slow down or alter their work routines. Since the development and testing of our suite of products can be a “hands on” process these alternative work arrangements could significantly slow down our anticipated schedules for the development, marketing and launch of our products and services, which could have a negative impact our business.

Our shareholders will likely experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We do not currently have sufficient funds to finance the growth of our business or to support our projected future capital expenditures. As a result, we will require additional funds from further financings, including equity financing transactions or sales of common or preferred stock, or other securities that are convertible into or exercisable for our common or preferred stock, to complete the development of new projects, develop revenue-generating opportunities, and pay the general and administrative costs of our business. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common stock without common stockholder approval, subject only to the total number of authorized common stock set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Any such future issuances of such additional shares of common stock or other securities may be at a price (have an exercise price) below the price our current shareholders paid for your shares.

Sales of shares of our common stock by broker – dealers may not be permitted.

Our common stock is not presently included for trading on any exchange, and there can be no assurances that our common stock will ultimately be listed on any exchange. As a result, our common stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and may also affect the ability of stockholders to sell their shares in any secondary market.

Our election to not opt out of the extended accounting transition period under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, may make our financial statements difficult to compare to other companies.

Under the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the U.S. Securities and Exchange Commission (the “SEC”). We have elected not to opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, are permitted to use any extended transition period for adoption that is provided in the new or revised accounting standard having different application dates for public and private companies. This may make the comparison of our financial statements with any other public company, which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible as possible different or revised standards may be used.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

As a reporting company, the Sarbanes-Oxley Act requires, among other things, that we assess disclosure controls and procedures and internal control over financial reporting. In particular, as a public company, we will be required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our offering, which is the year beginning January 1, 2020. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remedy these material weaknesses and develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2019. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

(i)	we did not have sufficient segregation of duties within our accounting functions;

(ii)	our financial reporting closing process did not effectively determine all period-end adjustments; and

(iii)	our corporate governance and U.S. GAAP and SEC accounting resources were not commensurate with those required of a public company.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementations could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act or any subsequent testing by our independent registered public accounting firm may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or significant deficiencies, or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have a Computer Towers Lease Agreement with Sunray Trust. In the event we are unable to pay the lease amount, Sunray Trust could prohibit us from utilizing the server towers, super computers and virtual servers necessary to store the data used in our operations as well as the processors to run our programs and applications.

Under the terms of a Computer Towers Lease Agreement that expires on October 30, 2020, Sunray Trust provides us with sufficient space to store the data used in our operations, as well as the processors and other technology equipment to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our projected use for the upcoming year, with each such amendment being approved by the non-interested members of our Board of Directors. From 2010 to 2014 our lease payments were $910,224 per year. Since 2015 our lease payments have been $1,085,256 per year. Since we have not been able to pay the entire cost for the use of this computer storage and processing space, the amounts we owe Sunray Trust have been accrued through December 31, 2019. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. In the event we are unable to pay, Sunray Trust could prohibit us from utilizing the server towers, super computers and virtual servers necessary to store the data used in our operations as well as the processors to run our programs and applications, which would have a material adverse effect on our ability to operate our business. Anna Chin, our President, is a trustee of Sunray Trust. Excluding amounts owed under a separate promissory note, the total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, totaled $4,470,000 as of December 31, 2019.

As of December 31, 2019, we owed Sunray Trust $1,284,697 under a Promissory Note that matures on January 1, 2022. In the event we are unable to repay this amount on the maturity date we will be in default under the terms of the note.

Under the terms of a Promissory Note we owe Sunray Trust $1,284,697. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able to repay this obligation. In the event we are unable to repay this amount on the maturity date we will be in default under the terms of the note, which could subject us to legal action regarding the amounts we owe Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust. As of December 31, 2019, we also owe accrued interest on this note of $107,000.

From inception of the company through January 9, 2017 we received cash proceeds from individuals we call pre-subscribers herein.  We do not believe such pre-subscriptions were an offer of securities, and if they were, that we complied the offering exemption provided for in Section 4(a)(2) of the Securities Act of 1933, as amended.  If those assumptions proved incorrect we could be made to refund the pre-subscribers funds and/or be forced to pay penalties and fines to federal and/or state securities regulators.

From inception of the company through January 9, 2017, we received cash proceeds as deposits from individuals who indicated an interest in purchasing shares of our common stock. At the time of these transactions, management does not believe that the Company offered securities for sale, as defined by the Securities Act of 1933, as amended. However, if such transactions were deemed to be an offering of securities, management believes we complied with Section 4(a)(2) of the Securities Act of 1933, as amended, including the requirement that each purchaser be an accredited investor (as defined) or a sophisticated investor (as defined).  In the event that we were deemed to have offered securities for sale and did not comply with Section 4(a)(2) of the Securities Act of 1933, as amended, we could be required to refund amounts received and/or be subject to penalties from security regulators.

Risks Related to Our Operations

We face significant competition for users, advertisers, publishers, developers, and distributors.

We face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, e-commerce sites, companies providing analytics, monetization and marketing tools for mobile and desktop developers, and digital, broadcast and print media. A number of these competitors are significantly larger than we are and have access to vastly greater financial resources. Additionally, in a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services.

Several of our competitors offer an integrated variety of Internet products, online services and content in a manner similar to Gofba. We compete against these and other companies to attract and retain users and developers. We also compete with social media and networking sites which are increasingly used to communicate and share information, and which are attracting a substantial and increasing share of users, users’ online time, and online advertising dollars.

A number of our competitors offer products, services and apps that directly compete for users of our product offerings, including e-mail, search, and messaging. Further, emerging start-ups may be able to innovate and provide new products, services and apps faster than we can. In addition, competitors may consolidate or collaborate with each other, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, have greater local brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, developers, or distributors, our users and growth rates could decline.

Although all our user data is encrypted, our security measures may be breached and user data accessed, which may cause users and customers to curtail or stop using our products and services, and may cause us significant legal and financial exposure.

Our products and services involve the storage and transmission of our users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks, and corporate systems. As a result, we may be targeted by outside third parties, including technically sophisticated and well-resourced state-sponsored actors, attempting to access or steal our user and customer data or otherwise compromise user accounts. Security breaches or other unauthorized access or actions expose us to a risk of theft of user data, regulatory actions, litigation, investigations, remediation costs, damage to our reputation and brand, loss of user and partner confidence in the security of our products and services and resulting fees, costs, and expenses, loss of revenue, damage to our reputation, and potential liability. Outside parties may attempt to fraudulently induce employees, users, partners, or customers to disclose sensitive information or take other actions to gain access to our data or our users’ or customers’ data. In addition, hardware, software, or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Additionally, some third parties, such as our distribution partners, service providers, vendors, and app developers, may receive or store information provided by us or by our users through applications that are integrated with our properties and services. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed. Security breaches or other unauthorized access may in the future result in a combination of significant legal and financial exposure, increased remediation and other costs, damage to our reputation, and a loss of confidence in the security of our products, services, and networks that could have a significantly adverse effect on our business. We take steps to prevent unauthorized access to our corporate systems, however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. Breaches of our security measures, or perceived breaches, may cause the market perception of the effectiveness of our security measures to be harmed and cause us to lose users and customers.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any applicable federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to our business and brand, and a loss of users, which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. In addition, there currently is a data protection regulation applicable to member states of the European Union that includes operational and compliance requirements that are different than those currently in place and that also includes significant penalties for non-compliance.

The interpretation and application of privacy, data protection, data transfer and data retention laws and regulations are often uncertain and in flux in the United States and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection, data transfer or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices, we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We consider trade secrets, including confidential and unpatented know-how and programs important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by customarily entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside technical and commercial collaborators, consultants, advisors and other third parties. We plan to enter into confidentiality and invention assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

If we are unable to provide innovative search experiences and other products and services that differentiate our services and generate significant traffic to our websites, our business could be harmed, causing our revenue to decline.

Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We need to innovate to improve our users’ search experience to continue to differentiate our services and attract, retain, and expand our user base. The research and development of new, technologically advanced products is a complex process that requires significant levels of innovation and investment, as well as accurate anticipation of technology, market and consumer trends.

If we are unable to provide innovative search experiences and other products and services which differentiate our services, gain user acceptance and generate significant traffic to our websites, or if we are unable to effectively monetize the traffic from such products and services, our business could be harmed, causing our revenue to decline.

Interruptions, delays, or failures in the provision of our services could damage our reputation and harm our operating results.

Delays or disruptions to our service, or the loss or compromise of data, could result from a variety of causes, including the following:

•

Our operations are susceptible to outages and interruptions due to fire, flood, earthquake, tsunami, other natural disasters, power loss, equipment or telecommunications failures, cyber-attacks, terrorist attacks, political or social unrest, and other events over which we have little or no control. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant. In the event of delays or disruptions to service, some data or systems may not be fully recoverable.

•

The systems through which we provide our products and services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced when we make modifications, which might cause service malfunctions or require services to be taken offline while corrective responses are developed.

•

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, malware, worms, hacking, physical and electronic break-ins, router disruption, sabotage or espionage, and other disruptions from unauthorized access and tampering, as well as coordinated denial-of-service attacks. We may not be in a position to promptly address attacks or to implement adequate preventative measures if we are unable to immediately detect such attacks. Such events could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, including changes to security measures, to deploy additional personnel, to defend litigation or to protect against similar future events, and may cause damage to our reputation or loss of revenue.

•

We rely on third-party providers over which we have little or no control for our principal Internet connections and co-location of a significant portion of our data servers, and key components or features of certain of our products and services. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. In addition, if our agreements with these third-party providers are terminated for any reason, we might not have a readily available alternative.

•	Prolonged delays or disruptions to our service could result in a loss of users, damage to our brands, legal costs or liability, and harm to our operating results.

If we are unable to recruit, hire, motivate, and retain key personnel, we may not be able to execute our business plan.

Our business and our ability to grow and compete in our market are dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors; the intense competition for such highly skilled personnel in locations where our offices are located; competitors’ hiring practices; the effectiveness of our compensation and retention programs; and fluctuations in global economic and industry conditions. If we do not succeed in retaining and motivating our existing key employees, and in attracting new key personnel, we may be unable to achieve our business plan and as a result, our ability to grow revenue and profitability will be impaired.

A variety of new and existing U.S. and foreign government laws and regulations could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new products or forms of advertising (such as native advertising), or an extension of our business into new areas, could increase our future compliance costs, make our products and services less attractive to our users, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, and negative publicity.

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, data transfer, security, defamation, pricing, advertising, taxation, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, television, and intellectual property ownership and infringement in many instances is unclear or unsettled.

The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for caching, hosting, listing or linking to, third-party websites or user content that include materials that give rise to copyright infringement. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business, and may be adversely impacted by future legislation and future judicial decisions altering these safe harbors or if international jurisdictions refuse to apply similar protections.

Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. These laws currently impose restrictions and requirements on our business, and future federal, state or international laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us.

We may be subject to legal liability associated with providing online services or content.

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information; upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of online services and products for activities of their users is currently unsettled both within the United States and internationally. We may be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions.

It is also possible that if any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer web-based e-mail services, which expose us to potential risks, such as liabilities or claims, by our users and third parties, resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies, property interests, or privacy protections, including civil or criminal laws, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services. In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications.

Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability, and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Such interference could result in a loss of existing users and advertisers, and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth. The adoption of any laws or regulations that limit access to the Internet by blocking, degrading or charging access fees to us or our users for certain services could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results.

We face unique challenges by having users in China

We have a number of users in China, believed to be in the millions. Having users in China creates a unique challenge. Chinese law states that all websites and like platforms must have an Internet Content Provider (ICP) License, however, the reality is they only place the requirement on companies that have servers based in China to provide their products and services. We have attempted to obtain an ICP License through Alibaba Cloud (a local Chinese company), but they have informed us that we don’t qualify for an ICP License since we don’t have any servers in China. Eventually, we plan to put servers in China and apply for an ICP License.

China has not banned our products and services like they have other providers such as Google and Yahoo. We believe this is in large part due to the fact our search engine is scrubbed to almost entirely remove objectionable content. However, part of the risk of operating in China is that the government can block access to products and services without recourse, and, as a result, we are always subject to the discretion of the Chinese government to have users in China. If China were to block our products and services from users in China, it would significantly reduce our total numbers of users, which would have a detrimental impact on our ability to generate revenue based on our business model since the number of users we have has a direct correlation to some of our planned revenue-generating activities.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our executive offices are located in Ontario, California, at 3281 East Guasti Road, Suite 700, Ontario, CA 91761. This office space is approximately 5,600 square feet for approximately $12,500 per month. The lease is currently set to expire on October 31, 2020. We also have a five-year lease with a related party (Sunray Trust) for real estate to house the technology equipment provided under the Computer Towers Lease Agreement that requires payment of $16,000 per month through October 2022.

From October 2018 to October 31, 2019, we leased one office from Regus for $2,597 per month. Starting November 1, 2019, we started using the “virtual office” plan from Regus for $239 per month, which allows us to use the conference rooms and “on demand” offices as we need them, but we do not have a permanent office there any longer.

ITEM 3 ‑ LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not currently listed or quoted on any national exchange or over-the-counter. There is no high or low bid information for our common stock to report.

Holders

As of December 31, 2019, there were approximately 50,806,798 shares of our common stock outstanding held by 494 holders of record. Of these shares, 5,710,820 were held by non-affiliates. As of June 30, 2019, there were 5,600,020 shares held by non-affiliates, which we valued at $14,000,050, based on the last price we sold our common stock prior to June 30, 2019 ($2.50/share). As of April 13, 2020, there were 51,233,998 shares of our common stock outstanding held by approximately 500 holders of record.

Stock Options, Warrants and Convertible Debentures

As of December 31, 2019, we did not have any outstanding stock options, warrants or convertible debentures.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are not limited and are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2019.

Preferred Stock

As of December 31, 2019, we did not have any shares of preferred stock issued or outstanding.

Recent Issuance of Unregistered Securities

During the fourth quarter of the year ended December 31, 2019, we issued the following unregistered securities:

In October 2019, we sold an aggregate of 32,000 shares of our common stock to two non-affiliated investors for a total of $80,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, since the recipients are sophisticated investors and familiar with our operations.

If our stock is listed on an exchange, we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 which requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions, which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Purchases of Equity Securities

During the year ended December 31, 2019, we did not purchase any of our equity securities.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Our Management s Discussion and Analysis or Plan of Operation contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We are a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by our competitors. Gofba was established to address the current dangers that threaten the everyday internet user. We see two primary threats. The first is unrestricted, free access to inappropriate material. We have developed proprietary search algorithms which eliminate or make scarce inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. We believe we are the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and no advertising, we currently enjoy over 40 million users worldwide. Our user base is increasing at an ever-expanding rate.

Corporate Overview

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Our offices are located at 3281 East Guasti Road, Suite 700, Ontario, CA 91761, telephone number (909) 212-7989.

This discussion and analysis should be read in conjunction with our consolidated financial statements included as part of this Annual Report.

Critical Accounting Policies

Revenue

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue standard was effective for the Company on January 1, 2019.

The Company recognizes revenue when a customer obtains control of promised services or products. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services/products. To achieve this core principle, management applies the following steps:

1. Identification of the contract, or contracts, with the customer

The Company determines it has a contract with a customer when the contract is approved, it can identify each party s rights regarding the services to be transferred, it can identify the payment terms for the services, it has determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer s ability and intent to pay, which is based on a variety of factors, including the customer s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

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

3. Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services (or products) to the customer. Variable consideration is included in the transaction price if, in management s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gofba and the accounts of Great Tech, Inc. ( GTI ), an entity wholly-owned by Gofba s Chairperson, President and majority stockholder. The consolidated entities are referred to herein as the Company and intercompany balances and transactions have been eliminated in consolidation.

Management determined that GTI is a variable interest entity primarily because it is thinly capitalized and may require additional capital to finance its activities. Management also determined that Gofba is the primary beneficiary of GTI based primarily on common stockholders and the related party nature of GTI s decision-makers and daily business operators.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to our consolidated financial statements.

Results of Operations

We have no revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2019, and the year-to-date period in 2020, we continue to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all.  On April 10, 2020, we sold a subscription to issue 300,000 shares of our common stock to an unrelated investor in exchange for $1,500,000 in cash proceeds.  The sale was made under the primary offering in our Registration Statement on Form S-1.  We believe the $1,500,000 in additional cash proceeds is sufficient to cover our cash needs and requirements for the remainder of 2020.

We plan to focus on creating new revenue generating activities through various initiatives. Since we have not established any sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

Summary of Results of Operations

	December 31,
	2019	2018
	(000's)	(000's)
Revenues	$64	$-
Cost of goods sold	61	-
Gross profit	3	-
Operating expenses:
General and administrative	$2,115	$1,896
Professional fees	427	3,595
Depreciation and amortization	69	112
Total operating expenses	2,611	5,603

Net Loss	$(2,608)	$(5,603)

Revenue and Gross Profit

We generated a nominal amount of revenues in the year ended December 31, 2019 by selling custom hardware to one customer in the amount of $64,000. The expense attributable to the sold items was $61,000, thus our gross profit during this period was $3,000. There were no such revenues during the same period last year. We do not expect to generate significant future revenues from sales of customer hardware products.

Operating Loss and Net Loss

Our operating loss and net loss decreased by $2,995,000 to $2,608,000 in 2019 from $5,603,000 in 2018. The decrease in the operating loss and net loss compared to the prior year is a result of the decrease in depreciation and amortization of $43,000 and professional fees of $3,168,000, which was partly offset by an increase in general and administrative expenses of $219,000.

For the year ended December 31, 2019, our most significant expense is included in general and administrative expense and represents over $1.2 million of services related to our use of a related party s server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

Also attributing to the overall decrease in operating loss and net loss during the year ended December 31, 2019, was our prior year award of 1,228,610 shares of our common stock to certain professionals for which we recognized a charge to professional fees in the amount of $3,072,000 based on the estimated fair value of common stock awarded. There was no such stock award during in 2019.

General and Administrative Expenses

General and administrative expenses increased by $219,000, from $1,896,000 for the year ended December 31, 2018 to $2,115,000 for the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, the most significant expenses related to our use of server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $1,243,000, software and application maintenance expenses of approximately $240,000, and executive compensation of approximately $140,000 (as an additional $140,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2019 consolidated financial statements. The increase in current year general and administrative expenses resulted primarily from increased rent expenses and interest expenses.

Professional Fees

Our professional fees decreased by $3,168,000, to $427,000 during the year ended December 31, 2019 from $3,595,000 during the year ended December 31, 2018. Professional fees incurred during the year ended December 31, 2019, related principally to legal and accounting expenses associated with the Company preparing a registration statement with the Securities and Exchange Commission.

In 2018, our board of directors voluntarily elected to approve the issuance of shares of common stock to a number of individuals and entities, including directors and officers, that have worked with us over the last several years and assisted with the creation and testing of our various products. We were not obligated to issue these shares and the shares were not issued pursuant to any consulting agreement or stock compensation plan. In total, we approved the issuance of an aggregate of 1,228,610 shares of our common stock. The awarded shares were fully-vested on the date of grant and we recognized a charge to professional fees in the amount of $3,072,000, which was based on the estimated fair value of common stock awarded. There was no such expense during the same period this year. Additionally, and to a lesser extent, there was a decrease in legal and accounting expenses of $58,000 during the year ended December 31, 2019 as compared to the same period last year. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $43,000 to $69,000 during the year ended December 31, 2019, as compared to $112,000 during the same period last year, which decrease was attributable to several assets subject to depreciation becoming fully-depreciated in 2019.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of December 31, 2019 was only $94,000 and our monthly cash flow burn rate was approximately $60,000. In addition, we have incurred a significant amount of debt. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the year ended December 31, 2019, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all.  On April 10, 2020, we sold a subscription to issue 300,000 shares of our common stock to an unrelated investor in exchange for $1,500,000 in cash proceeds.  The sale was made under the primary offering in our Registration Statement on Form S-1.  We believe the $1,500,000 in additional cash proceeds is sufficient to cover our cash needs and requirements for the remainder of 2020.

We plan to focus on creating new revenue generating activities through various initiatives. Since we have not established any sources of recurring revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and support from its majority stockholder and other related parties.

In order to repay our obligations in full, or in part, when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $94,000 and $66,000 as of December 31, 2019 and 2018, respectively. Based on limited revenues, limited cash on hand, and current expected monthly cash burn rate of approximately $60,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2022 (as amended), along with accrued interest. On April 10, 2020, we sold a subscription to issue 300,000 shares of our common stock to an unrelated investor in exchange for $1,500,000, which will greatly assist with our short term cash needs.  We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $884,000 for the year ended December 31, 2019, as compared to $1,194,000 for the 2018 period. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In 2019, the net cash used in operating activities consisted primarily of our net loss of $2,608,000, offset by a non-cash equity award of approximately $61,000 and non-cash lease expense of $1.2 million. In 2018, the net cash used in operating activities consisted primarily of our net loss of $5,603,000, a portion of which was offset by a non-cash equity award of approximately $3 million and non-cash lease expense of $1 million. We expect to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the year ended December 31, 2019, as compared to $60,000 of cash used for the year ended December 31, 2018. The net cash used in investing activities consisted primarily of software development activities. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash.

Financing

Net cash provided by financing activities for the year ended December 31, 2019 was $912,000, compared to $1,220,000 for the 2018 period. During 2019, cash proceeds from the sale of common stock of approximately $1,056,000 and net repayments of the stockholder payable was $144,000. During the same period last year, financing activities consisted of mostly cash proceeds from the sale of common stock in the amount of $1,205,000 and net repayments to the stockholder payable was $12,000. Additionally, during the year ended December 31, 2018, we received proceeds from the related party note payable of $1,285,000 and paid $1,258,000 for the legal settlement of litigation we settled in 2018.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 1, 2018, we entered into a promissory note with a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the promissory note, we borrowed $1,285,000 at 5% annual, simple interest and were obligated to repay the principal and interest amounts on January 1, 2020. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. We borrowed the funds to pay the remaining settlement amount due under the settlement agreement in a lawsuit we settled in 2018. The note's maturity date has been extended to January 1, 2022 under the same terms.

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares will be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by the Company s Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2018, the service payments were $1,050,000 annually. For the year ended December 31, 2019, the parties continue to follow the terms of the most recent 2018 arrangement. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expires October 30, 2020. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable. This agreement was extended through October 20, 2022, under the same terms.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company's cash needs dictated and during the years ended December 31, 2019 and 2018, amounts funded to the Company by its Chairperson, President and majority stockholder were $1,244,000 and $1,254,000, respectively, and amounts returned during the same periods were $144,000 and $216,000, respectively. As of December 31, 2019 and 2018, the stockholder payable balance outstanding was $4,470,000 and $3,370,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 ‑ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result, we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in externally reported financial statements, our lack of internal controls could lead to a delay in our reporting obligations. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Our financial reporting closing process did not effectively determine all period-end adjustments. While the adjustments are believed to be accounted for correctly in externally reported financial statements, our lack of internal controls could lead to a delay in our reporting obligations.

4. Our corporate governance and U.S. GAAP and SEC accounting resources were not commensurate with those required of a public company. Although we are working to increase our accounting resources as our budget allows, we do not have all resources in place, which could lead to a delay in our reporting obligations.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 25, 2020, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position
Anna Chin	66	President, Chief Financial Officer and Chairperson of the Board and a Director
William DeLisi	61	Chief Executive Officer, Secretary and Director
John Larsen	59	Vice President and Director
Alexander Garcia Jr.	54	Director
Joanna M. Kha	44	Director

Anna Chin. Ms. Chin is the founder and visionary behind Gofba, and currently serves as our President, Chief Financial Officer, and the Chairperson of our Board of Directors. Ms. Chin has been one of our executive officers since the Company’s formation in 2008. In these positions, she has directed much of our business’ operations. She began this journey over ten years ago with the desire to create a safe haven online, a gift for generations to come, and founded Gofba with the goal of achieving this dream. Prior to founding Gofba, Ms. Chin achieved a number of successes in the world of fashion design and graphic design. She is a graduate of Video Symphony Pro School of Media Production where she specialized in graphic design.

William DeLisi. Mr. DeLisi is our Chief Executive Officer and member of our Board of Directors. Mr. DeLisi is also our Chief Technology Officer and has been since our formation in 2008. In this position, Mr. DeLisi is responsible for the development of proprietary technology that serves as the backbone of Gofba’s platform. Mr. DeLisi has 30 years of experience in the computer industry, including holding the position of Chief Technology Officer at several companies. He has worked closely with several Microsoft Gold Certified Partners, helping pioneer “cloud” computing and creating security infrastructures that are still in use today. He has over 30 certifications with Microsoft, Cisco, Apple and others, which include the coveted Systems Engineer accreditation as well as expert status in Cloud Design and Implementation.

John Larsen. Dr. Larsen, M.D. is our Vice President and a member of our Board of Directors. Dr. Larsen’s role at Gofba has primarily been to work alongside executives and board members, participating in and nurturing broad networks of alliances with others. He has worked to ensure highly productive relationships for the benefit of the organization. He has provided directional insight and been involved in business strategy involving attracting, retaining, and motivating staff, identifying revenue generation ventures, and identifying new business opportunities. Dr. Larsen was self-employed as a physician with Southwestern Medical Group from 1991 to 2015. From 2017 to present he is employed as a Senior Physician Consultant with AIM Specialty Health. Dr. Larsen, M.D. graduated from Pacific Lutheran University in 1982 with a bachelor’s degree in Economics with Magna Cum Laude honors. He went on to graduate from the University of Washington School of Medicine in 1986 and after completed his residency in orthopedic surgery at the University of Southern California in 1991. After graduating, Dr. Larsen entered private practice and has been involved in the development of surgery centers and pain management clinics.

Alexander Garcia Jr. Mr. Garcia is currently a senior managing director of Institutional Property Advisors (IPA), specializing in the disposition and acquisition of institutional properties in the Inland Empire and Eastern San Gabriel Valley markets. He joined Institutional Property Advisors/Marcus & Millichap in 1989. Mr. Garcia has closed in excess of 475 transactions generating over $2.9 billion in real estate sales during his career, representing institutional and private capital clients in the purchase and sale of multifamily properties, high-level portfolios, office buildings, retail centers, regional malls, industrial buildings, and hotels. Mr. Garcia is a graduate of California State Polytechnic University, Pomona with a Bachelor of Science in communications.

Joanna M. Kha. Mrs. Kha is an Assistant Vice President at East West Bank, a position she has held since 2007. In this capacity Mrs. Kha is responsible for long term financial planning, and is involved in relationships in the banking and investment arena. She has provided information and instituted procedures for banking and accounting practices. Mrs. Kha has been working in the banking/financial industry since 1996. Mrs. Kha attended California State Polytechnic University.

Term of Office

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our Board of Directors appoints our officers, and our officers hold office until their successors are chosen and qualify, or until their resignation or their removal.

Family Relationships

William DeLisi and Anna Chin are husband and wife.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

No bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Meetings and Committees

During 2019, the Board of Directors took written action on numerous other occasions. The written actions were by unanimous consent. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the Board of Directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the Board members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated significant revenues to date.

Nomination Procedures For Appointment of Directors

As of December 31, 2019, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Code of Ethics

We do not have a code of ethics.

Section 16(a) Beneficial Ownership

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Anna Chin	0	0	1
William DeLisi	0	0	1
John Larsen	0	0	1
Alexander Garcia, Jr.	0	0	1
Joanna M. Kha	0	0	1
Jeffrey Chin	0	0	1

ITEM 11 ‑ EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2019;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2019,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2019, and 2018, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2019 and 2018. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Anna Chin	2019	121,248	(6)	-0-	-0-	-0-	-0-	-0-	18,648	(6)	139,896	(6)
President and CFO	2018	121,248	(1)	-0-	-0-	-0-	-0-	-0-	18,652	(2)	139,900

William DeLisi	2019	121,248	(6)	-0-	-0-	-0-	-0-	-0-	18,648	(6)	139,896	(6)
CEO and Secretary	2018	121,248	(3)	-0-	-0-	-0-	-0-	-0-	18,652	(4)	139,900

John Larsen	2019	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
Vice President	2018	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

Jeffrey Chin	2019	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
Former VP(5)	2018	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

_________

(1) Includes $30,312 in paid salary plus $90,936 in accrued salary.

(2) Paid flexible time off, all amounts accrued.

(3) Includes $40,416 in paid salary plus $80,832 in accrued salary.

(4) Paid flexible time off, all amounts accrued.

(5) Mr. Chin resigned as an executive officer and Director, effective November 20, 2019.

(6) All amounts accrued.

Employment Contracts

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,248, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending for one additional year. In the event we are not able to pay Ms. Chin and /or Mr. DeLisi cash compensation for their salaries, we are able to issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares will be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits while they are employed by us. In the event Ms. Chin or Mr. DeLisi are terminated without cause they are entitled to severance payments equal to the greater of (i) the remainder of the term under their employment agreement, or (ii) one year, whichever is greater.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director Compensation

The following table sets forth director compensation for 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anna Chin	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William DeLisi	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John Larsen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Alexander Garcia, Jr.	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Joanna M. Kha	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jeffrey Chin	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Chin resigned from his position as a Director, effective November 20, 2019.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anna Chin	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

William DeLisi	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

John Larsen	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Jeffrey Chin (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1) Mr. Chin resigned from his positions as an executive officer and Director, effective November 20, 2019.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2019.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2019.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Independence

Currently, two of our directors are considered independent. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Of our directors, two are considered independent, Ms. Joanna Kha and Mr. Alexander Garcia, Jr.

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2020, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Anna Chin (3)	President, CFO, and a Director	42,034,878		82.5%

Common Stock	William DeLisi (3)	CEO, Secretary and a Director	1,000,000		1.9%

Common Stock	John Larsen (3)	VP and a Director	2,020,000		4.0%

Common Stock	Alexander Garcia, Jr (3)	Director	40,000		<1%

Common Stock	Joanna M. Kha (3)	Director	108,000	(4)	<1%

	All Officers and Directors as a Group (5 persons)		45,202,878		88.7%

___________________

(1)	Unless otherwise indicated, based on 50,933,998 shares of Common Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person. Our executive officers and directors own an aggregate of 45,252,878 shares. Between 2009 and 2016, approximately 470 individuals or entities, including four investors that are now part of our officer and director group, gave us pre-subscription orders for shares of our common stock at between $1 and $5 per share, to be issued in the future only once we were in a position to issue their shares and if we were going to file to go public. In 2017, we sent a Disclosure Statement to those individuals asking if they wished to confirm their investment in Gofba and receive shares of our common stock, or if they desired to rescind their investment and receive their investment money back. Through July 31, 2019, approximately 350 of those individuals or entities confirmed their investment in Gofba and indicated they wish to receive shares of Gofba common stock, and 45 indicated they wish to rescind their investment in Gofba and receive their investment funds back and have received their investment back, and 31 indicated they wish to receive the investment back but have not received their money back. All those that have requested a refund but not received their funds have indicated they are willing to wait until we are have completed our primary offering that is the subject of this S-1 Registration Statement before they receive their funds back. We have not heard from the other approximately 45 individuals or entities. As a result, we have an additional 42,000 shares of our common stock that could be issued if all individuals and entities we have not heard from elect to confirm their investment in Gofba. For the purposes of this Annual Report, we are only including those pre-subscribed investors that have confirmed their investment as outstanding shareholders.

(2)	Unless indicated otherwise, the address of the shareholder is Gofba, Inc., 3281 East Guasti Road, Suite 700, Ontario, CA 91761.

(3)	Indicates one of our officers or directors.

(4)	Mrs. Kha’s shares are held jointly with Matthew T. Lee, her husband.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(9) of the Investment Company Act of 1940. There are no classes of stock other than Common Stock. The Company does not have an investment advisor.

ITEM 13 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2014, we agreed to issue 42,634,878 shares of our common stock to Anna Chin, our President and founder. These shares were promised to Ms. Chin as a founder upon incorporating the Company in 2008. These shares were issued to Ms. Chin on March 29, 2018. This stock issuance was done in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as the investor is our President and is a sophisticated investor.

In 2014, we agreed to issue 1,000,000 shares of our common stock to William DeLisi, our Chief Executive Officer. These shares were promised to Mr. DeLisi as a founder upon forming the Company in 2008. These shares were issued to Mr. DeLisi on March 29, 2018. This stock issuance was done in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as the investor is one of our officers and is a sophisticated investor.

In 2017, we agreed to issue an aggregate of 2,218,000 shares of our common stock to four of our officers and directors, as set forth in the Principal Shareholders table set forth herein. These shares were acquired by the officers and directors in exchange for an aggregate of $3,120,000 in cash previously paid to the Company.

Since inception, we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement that runs through October 30, 2020, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the amount number of server towers, super computers and virtual servers our business operations require, with the amount amended annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year. From 2010 to 2014 our lease payments were $910,224 per year. Since 2015, our lease payments have been $1,085,256 per year. Since we have not have not been able to pay the entire cost for the use of this computer storage and processing space, the amounts we owe Sunray Trust have been accrued through December 31, 2019. The total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, were $4,470,000 as of December 31, 2019. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. The current Computer Towers Lease Agreement is set to terminate on October 30, 2020. We also have a five-year lease with Sunray Trust for real estate to house the technology equipment provided under the Computer Towers Lease Agreement that requires payment of $16,000 per month through October 2022.

On May 1, 2018, we entered into a promissory note with Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of the promissory note, we borrowed $1,284,697 at 5% percent annual, simple interest and are obligated to repay the principal and interest amounts on January 1, 2022 (as amended). The promissory note contains standard acceleration provisions upon an event of default. We borrowed the funds to pay the remaining settlement amount due to the plaintiffs under the settlement agreement in the lawsuit entitled lawsuit entitled Sharlelene Chang, Eileen Mach, Frank Pan, and Julie Tat v. Anna Chin, Bill DeLisi, and Gofba, Inc., Case No. CIV-DS1509468), described herein. The vast majority of the settlement payment amount was a return of the plaintiff’s investment monies. As a result, since we have paid the settlement proceeds in full, the plaintiffs no longer have the rights to acquire 477,600 shares of our common stock.

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,248, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending for one additional year. In the event we are not able to pay Ms. Chin and /or Mr. DeLisi cash compensation for their salaries, we are able to issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares will be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits while they are employed by us. In the event Ms. Chin or Mr. DeLisi are terminated without cause they are entitled to severance payments equal to the greater of (i) the remainder of the term under their employment agreement, or (ii) one year, whichever is greater.

Corporate Governance

As of December 31, 2019, our Board of Directors consisted of Anna Chin, William DeLisi, John Larsen, Alexander Garcia, Jr., and Joanna M. Kha. As of December 31, 2019, none of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2019 and December 31, 2018 for professional services rendered by Haskell & White LLP for the audit for the years ended December 31, 2019 and December 31, 2018, quarterly reviews of our interim consolidated financial statements in 2019 and 2018 and services normally provided by the independent accountant in connection with statutory and regulatory filings, including our Form S-1 registration statement that was declared effective on November 12, 2019, were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$61,750	$55,500
Audit Related Fees	$8,000	$23,500
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$69,750	$79,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual consolidated financial statements and reviewing our company’s quarterly consolidated financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of our company’s financial statements, including services related to the filing of registration statements and related amendments. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors before the respective services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Haskell & White LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Haskell & White LLP’s independence.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Item No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1(1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2(1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3(1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4(1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5(1)	Computer Towers Lease Agreement dated November 1, 2006

10.6(1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7(1)	Employment Agreement with Anna Chin dated May 14, 2018

10.8(1)	Employment Agreement with William DeLisi dated May 14, 2018

10.9(1)	Promissory Note issued to Sunray Trust dated May 1, 2018

10.10*	Amendment No. 1 to Computer Tower Lease Agreement by and between Gofba, Inc. Sunray Trust dated January 1, 2020

10.11*	Amendment No. 1 to Promissory Note issued to Sunray Trust dated March 5, 2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on May 25, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gofba, Inc.

Dated: April 14, 2020	By:	/s/ Anna Chin
Anna Chin
	Its:	President and Chief Financial Officer (Principal Accounting Officer)

Dated: April 14, 2020	By:	/s/ William DeLisi
William DeLisi
	Its:	Chief Executive Officer (Principal Executive Officer) and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2020	By:	/s/ Anna Chin
Anna Chin Director

Dated: April 14, 2020	By:	/s/ William DeLisi
William DeLisi Director

Dated: April 14, 2020	By:	/s/ John Larsen
John Larsen

Dated: April 14, 2020	By:	/s/ Alexander Garcia, Jr.
Alexander Garcia, Jr. Director

Dated: April 14, 2020	By:	/s/ Joanna M. Kha
Joanna M. Kha Director

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Gofba, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gofba, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operations, and limited liquidity, and management believes the Company does not currently possess sufficient working capital to fund its operations for a period of at least twelve months. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of a Matter

As summarized in Note 10 to the consolidated financial statements, the accompanying consolidated financial statements include significant transactions with related parties, and as a result, may not be indicative of the consolidated financial position or results of operations had the Company operated as an independent entity.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

April 13, 2020

GOFBA, INC.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

	December 31,
	2019	2018
	(000's)	(000's)
Assets
Current assets
Cash and cash equivalents	$94	$66
Prepaid expenses and other current assets	28	38

Total current assets	122	104

Property and equipment, net	56	68
Software development costs, net (Note 3)	639	451

Total assets	$817	$623

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,039	$518
Deposits on common stock subscriptions (Note 4)	586	586
Stockholder payable (Note 5)	4,470	3,370
Total current liabilities	6,095	4,474

Long-term liabilities
Note payable - related party (Note 6)	1,285	1,285
Interest payable – related party (Note 6)	107	43

Total liabilities	7,487	5,802

Commitments and contingencies (Note 7)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 50,806,798 and 50,383,998 shares issued and outstanding at December 31, 2019 and and December 31, 2018, respectively	14,816	13,699
Non-controlling interest	(2,332)	(2,178)
Accumulated deficit	(19,154)	(16,700)

Total stockholders’ deficit	(6,670)	(5,179)

Total liabilities and stockholders’ deficit	$817	$623

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	December 31,
	2019	2018
	(000's)	(000's)
	(except share and per share amounts)
Revenues	$64	$-
Cost of goods sold	61	-

Gross profit	3	-
Costs and expenses
General and administrative	2,115	1,896
Professional fees	427	3,595
Depreciation and amortization	69	112

Total costs and expenses	2,611	5,603

Net loss	(2,608)	(5,603)

Net loss attributable to non-controlling interest	(154)	(200)

Net loss attributable to the Company	$(2,454)	$(5,403)

Net loss per share
Basic	$(0.05)	$(0.11)
Diluted	$(0.05)	$(0.11)

Weighted average common shares outstanding
Basic	50,640,093	50,036,052
Diluted	50,640,093	50,036,052

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2017	48,662,388	$9,309	$(1,978)	$(11,297)	$(3,966)
Non-cash equity compensation (Note 4)	1,228,610	3,185	-	-	3,185
Sales of common stock for cash (Note 4)	493,000	1,205	-	-	1,205
Net loss	-	-	(200)	(5,403)	(5,603)

Balance, December 31, 2018	50,383,998	13,699	(2,178)	(16,700)	(5,179)
Non-cash equity compensation (Note 4)	-	61	-	-	61
Sales of common stock for cash (Note 4)	422,800	1,056	-	-	1,056
Net loss	-	-	(154)	(2,454)	(2,608)

Balance, December 31, 2019	50,806,798	$14,816	$(2,332)	$(19,154)	$(6,670)

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	The years ended December 31,
	2019	2018
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(2,608)	$(5,603)
Less: Net loss attributable to non-controlling interest	(154)	(200)
Net loss attributable to the Company	(2,454)	(5,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(154)	(200)
Non-cash equity compensation	61	3,185
Non-cash lease expense (Note 7)	1,243	1,050
Depreciation and amortization expense	69	112
Changes in:
Prepaid expenses and other current assets	10	(12)
Accounts payable and accrued expenses	277	137
Accrued legal settlement	-	(106)
Interest payable - related party	64	43
Net cash used in operating activities	(884)	(1,194)

Cash flows from investing activities
Software development costs and equipment expenditures	-	(60)
Net cash used in investing activities	-	(60)

Cash flows from financing activities
Proceeds from sales of common stock	1,056	1,205
Return of proceeds related to legal settlement	-	(1,258)
Proceeds from note payable, related party	-	1,285
(Repayments to) advances from stockholder payable	(144)	(12)

Net cash provided by financing activities	912	1,220
Net increase (decrease) in cash and cash equivalents	28	(34)

Cash and cash equivalents, beginning of the year	66	100

Cash and cash equivalents, end of year	$94	$66

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$800	$-

Non-cash Investing Activities
Accrual of software development costs	$244,000	$240,000

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

1. Business and Significant Accounting Policies

Business

Gofba, Inc. (“Gofba”) was incorporated on November 6, 2008, pursuant to the laws of the State of California. The Company is a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by its competitors. Gofba was established to provide users with a safe haven on the internet.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gofba and the accounts of Great Tech, Inc. (“GTI”), an entity wholly-owned by Gofba’s Chairperson, President and majority stockholder. The consolidated entities are referred to herein as the “Company” and intercompany balances and transactions have been eliminated in consolidation.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

Future Operations, Liquidity, and Capital Resources

The Company has limited revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During 2019, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2020 through April 13, 2020, the Company sold subscriptions to issue 320,500 shares of its common stock to 14 non-affiliated investors in exchange for $1,602,500 of cash proceeds. All sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. Management believes that related cash proceeds will be sufficient to fund operations for the remainder of 2020.

The Company plans to focus on creating new revenue generating activities through various initiatives. Since the Company has not completed development of its technologies and has not established any sources of recurring revenue to cover its operating costs, the Company plans to continue to fund its losses through continued issuance of its common stock and support from its primary stockholder and other related parties.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained at one financial institutions domiciled in the United States. Amounts on deposit with these financial institutions may, from time to time, exceed the federally-insured limit, as well as coverage provided by the Securities Investment Protection Corporation.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation over estimated useful lives of three years using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

Software Development Costs

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

Impairment of Long-Lived Assets

Management reviews the recoverability of long-lived assets, such as property and equipment and software development costs, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows, undiscounted and without interest charges, from the related operations. If the aggregate of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets. Management determined that there were no impairment charges to be recognized for 2019 or 2018. There can be no assurance, however, that market conditions and technologies will not change or demand for the Company’s products will materialize, which could result in an impairment of long-lived assets in the future.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Accordingly, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes.

The Company’s net deferred tax assets at December 31, 2019 and 2018 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the years ended December 31, 2019 and 2018. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue guidance was effective for the Company on January 1, 2019. During the years ended December 31, 2019 and 2018, the Company sold custom hardware to one customer in the amount of $64,000 and $-0-, respectively.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. When applicable, dilutive potential shares may consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options and warrants computed using the treasury stock method. During a period where a net loss is incurred, dilutive potential shares are excluded from the computation of dilutive net loss per share, as the inclusion is anti-dilutive.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-07, "Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting," which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for the year ending December 31, 2020. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is currently evaluating the impact that ASU 2018-07 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2020, and requires a modified retrospective adoption, with early adoption permitted. While management is continuing to assess all potential impacts of the standard, management currently believes the most significant impact relates to the accounting and reporting of operating leases on the consolidated balance sheet and the expectation that the Company’s assets and liabilities will increase significantly.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

2. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	December 31,	December 31,
	2019	2018

Office furniture, equipment and software	$197,000	$197,000
Less accumulated depreciation	(141,000)	(129,000)
Property and equipment, net	$56,000	$68,000

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2019 and 2018 was $12,000 and $9,000, respectively.

3. Software Development Costs

Software development costs, net consisted of the following at December 31:

	December 31,	December 31,
	2019	2018

Capitalized software in-process	$581,000	$337,000
Website development	607,000	607,000
Less accumulated amortization	(549,000)	(493,000)
Software development costs, net	$639,000	$451,000

Amortization expense for the years ended December 31, 2019 and 2018 was $56,000 and $103,000, respectively.

4. Stockholders’ Equity (Deficit)

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and has 50,806,798 and 50,383,998 shares outstanding as of December 31, 2019 and 2018, respectively. Of these outstanding shares, 50,041,498 shares were issued as of December 31, 2019 and 2018.

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

As of December 31, 2019, the Company’s co-founder, Chairperson and President is in the process of gifting 600,000 shares of her common stock to two vendors of the Company. During the years ended December 31, 2019 and 2018, the Company recognized additional professional fee expenses of $61,000 and $113,000, respectively, which represents the estimated amount of discounted services received by the Company.

During the year ended December 31, 2019, the Company sold subscriptions to issue 422,800 shares of common stock in exchange for $1,056,000 of cash proceeds. During the year ended December 31, 2018, the Company sold subscriptions to issue 493,000 shares of common stock in exchange for $1,205,000 of cash proceeds.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of December 31, 2019, deposits of approximately $8,500,000 have been ratified.

In addition, as of December 31, 2019, subscription deposits of $457,000 have been rescinded and the Company has not received a response from individuals or entities representing deposits of $129,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of December 31, 2019 and 2018, deposits on common stock subscriptions totaled $586,000.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of the December 31, 2019 and 2018.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the years ended December 31, 2019 and 2018, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $1,244,000 and $1,254,000, respectively, and amounts returned during the same periods were $144,000 and $216,000, respectively. As of December 31, 2019 and 2018, the stockholder payable balance outstanding was $4,470,000 and $3,370,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on January 1, 2020. In March 2020, the parties extended the maturity date of the note to January 1, 2022. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The Company borrowed the funds to pay the settlement amount due under the settlement agreement in a lawsuit described in Note 9 of the consolidated financial statements. The balance of the promissory note as of December 31, 2019 and 2018 was $1,285,000, and interest payable related to the promissory note as of December 31, 2019 and 2018 was $107,000 and $43,000, respectively. For the years ended December 31, 2019 and 2018, the Company incurred interest expense from the promissory note during the years ended December 31, 2019 and 2018 of $64,000 and $43,000, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

7. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2017, the service payments were $1,050,000 annually. For the years ended December 31, 2019 and 2018, expenses associated with these services were $1,050,000 for each year (Note 11). The Company’s board of directors has ratified and approved the terms of each annual service agreement. The agreement expires October 30, 2020. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

In October 2017, the Company entered into an operating lease with a trust controlled by the Company’s Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expires on October 31, 2020. The lease includes approximately 5,600 rentable square feet of office space. The Company also leases certain office suites typically under a one year term. Rent expense for office space for the years ended December 31, 2019 and 2018 was $173,000 and $192,000, respectively.

Non-cancelable future minimum lease payments required under operating leases are as follows as of December 31, 2019:

Years Ending December 31,

2020	$1,376,000
2021	192,000
2022	144,000

$1,712,000

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and money market funds. Management mitigates such potential risks by maintaining the Company’s cash balances with entities that management believes possess high-credit quality.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

Other Contingencies

From inception of the Company through January 9, 2017, the date of the disclosure statement described in Note 4, the Company received cash proceeds as deposits from individuals who indicated an interest in purchasing shares of the Company’s stock. At the time of these transactions, management does not believe that the Company offered securities for sale, as defined by the Securities Act of 1933. However, if such transactions were deemed to be an offering of securities, management believes that the Company complied with Section 4(a)(2) of the Securities Act of 1933, including the requirement that each purchaser be an accredited investor (as defined) or a sophisticated investor (as defined). In the event that the Company was deemed to have offered securities for sale and did not comply with Section 4(a)(2) of the Securities Act of 1933, the Company may be required to refund amounts received and/or be subject to penalties from security regulators. The accompanying consolidated financial statements do not include any amounts related to this uncertainty.

Periodically, the Company receives services from individuals that the Company classifies as independent contractors. Management believes that such individuals are independent contractors because, among other things, they can choose whether, when, and where to provide services and are free to provide services to others. However, if the Company was required to classify such individuals as employees, it would likely incur significant additional expenses, potentially including expenses associated with the application of wage and hour laws, employee benefits, social security contributions, taxes, and penalties. The accompanying consolidated financial statements do not include any amounts related to this uncertainty.

8. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the net deferred income tax assets are primarily the Company’s Federal and state net operating loss carryforwards in the amounts of approximately $10,000,000 and $7,600,000 as of December 31, 2019 and 2018, respectively.

Management has established a valuation allowance equal to the entire amount of the Company’s net deferred income tax assets due to the uncertainty that the deferred income tax assets will be realized by the Company’s ability to generate sufficient future taxable income.

On December 22, 2017, U.S. tax legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted. For corporations, the TCJA amends existing U.S. Internal Revenue Code by reducing the corporate income tax rate and modifying several business deduction and international tax provisions. Specifically, the corporate income tax rate was reduced to 21% from 34%, which resulted in revaluation of deferred income tax assets and liabilities and adjustment to the corresponding valuation allowance. Other changes that may have significant future impact on the Company’s financial position relates to net operating losses, which will have an unlimited carryforward period (previously 20 years) and no carryback period (previously 2 years), but deductions for such losses are limited to 80% of taxable income (previously 100% of taxable income) beginning with the 2018 tax year.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

Utilization of the net operating loss carryforwards may be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state provisions due to equity ownership changes that have occurred previously or that could occur in future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2019 and 2018.

9. Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

On July 2, 2015, the Company was sued in the Superior Court of California for the County of San Bernardino (Case No. CIV-DS1509468) by the listed Plaintiffs. The Company was served with the original Complaint on August 25, 2015, and filed a Demurrer to the Complaint, which was granted by the Court with leave to amend. A first amended Complaint was filed on January 4, 2016, to which the Company also filed a Demurrer and prevailed and a second amended Complaint was filed on June 12, 2016, to which the Company also filed a Demurrer, which was denied on October 18, 2016. On October 14, 2016, the Company filed an Answer to the second amended Complaint. The Complaint, as amended, claimed causes of action for fraud, unjust enrichment, violation of the Unfair Business Practices Act, failure to pay wages, including minimum wage and overtime, failure to reimburse employment expenses, failure to provide wage statements, waiting time penalties, defamation, intentional infliction of emotional distress, offer and sale of unqualified, non-exempt securities in violation of Section 25110, and misrepresentation or omission of material facts in violation of Corporations Code Section 25401, and sought damages to be determined at trial. In addition to filing the above-mentioned Answers to the Complaints, as amended, the Company filed a Cross-Complaint claiming breach of contract and breach of fiduciary duty. Although the Company rejected the Plaintiffs’ allegations in the Complaint, as amended, the Company’s Board of Directors elected to settle the lawsuit and the parties entered into a settlement agreement on November 3, 2017. Under the terms of the settlement agreement, the Company agreed to pay an aggregate of $1,375,000 as follows: (a) $75,000 within one day of executing the settlement agreement, and (b) $1,300,000 on or before 150 days after October 3, 2017. If the Company makes those payments, a portion of the payment will be deemed a return of Plaintiff’s investment amount and the Plaintiffs will no longer have any right to acquire 477,600 shares of the Company’s common stock.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

The amount by which the settlement exceeded the rescinded investment amount was $181,000, and such amount was expensed during the year ended December 31, 2015.

On March 26, 2018, the parties amended the settlement agreement and the Company paid to the Plaintiffs $50,000, plus an additional $10,000 of interest. In addition, the Company was obligated to pay the Plaintiffs $1,250,000 no later than May 3, 2018. On May 2, 2018, $1,285,000 was paid by a trust controlled by the Company’s Chairperson, President and majority stockholder, on behalf of the Company to fully satisfy the settlement agreement, as amended. The Company, in turn, entered into a promissory note with the trust further described in Note 6.

10. Related Party Transactions

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. See Note 5 above for further discussion.

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. See Note 6 above for further discussion.

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. See Note 7 above for further discussion.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements

11. Subsequent Events

From January 1, 2020 through April 13, 2020, the Company sold subscriptions to issue 320,500 shares of its common stock to 14 non-affiliated investors in exchange for $1,602,500 of cash proceeds. All sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

Effective January 1, 2020, the parties extended the terms of the agreement related to the computer storage and processing equipment described further in Note 7. The Company's Board of Directors approved the extension of the agreement. The term of the extension is through October 30, 2020 and there were no other changes to the agreement.

