Form 10-Q
period 2020-03-31
Gofba, Inc.
filed 2020-05-20
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

_________________________________

(Former address, if changed since last report)

___________________________________

(Former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐     No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2020, there were 51,233,998 shares of common stock, no par value, issued and outstanding.

GOFBA, INC.

2

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of March 31, 2020 and December 31, 2019, the statements of operations for the three months ended March 31, 2020 and 2019, the statements of stockholders’ deficit for the three months ended March 31, 2020 and 2019, the statements of cash flows for the three months ended March 31, 2020 and 2019, and the notes to the financial statements follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

3

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019
	(000's)	(000's)
Assets
Current assets
Cash and cash equivalents	$-	$94
Accounts receivable	8	-
Prepaid expenses and other current assets	29	28
Total current assets	37	122

Property and equipment, net	53	56
Software development costs, net (Note 3)	685	639
Total assets	$775	$817

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,244	$1,039
Deposits on common stock subscriptions (Note 4)	586	586
Stockholder payable (Note 5)	4,776	4,470
Total current liabilities	6,606	6,095

Long-term liabilities
Note payable - related party (Note 6)	1,285	1,285
Interest payable – related party (Note 6)	123	107
Total liabilities	8,014	7,487

Commitments and contingencies (Note 7)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 50,828,298 and 50,806,798 shares outstanding at March 31, 2020 and December 31, 2019, respectively	14,924	14,816
Non-controlling interest	(2,366)	(2,332)
Accumulated deficit	(19,797)	(19,154)

Total stockholders’ deficit	(7,239)	(6,670)

Total liabilities and stockholders’ deficit	$775	$817

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(000's)	(000's)
	(except share and per share amounts)
Revenues	$21	$-
Cost of goods sold	22	-

Gross profit	(1)	-
Costs and expenses
General and administrative	536	477
Professional fees	127	99
Depreciation and amortization	13	22

Total costs and expenses	676	598

Net loss	(677)	(598)

Net loss attributable to non-controlling interest	(34)	(44)

Net loss attributable to the Company	$(643)	$(554)

Net loss per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	50,821,952	50,438,909
Diluted	50,821,952	50,438,909

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock		Non- controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2019	50,806,798	$14,816	$(2,332)	$(19,154)	$(6,670)
Sales of common stock for cash (Note 4)	21,500	108	-	-	108
Net loss	-	-	(34)	(643)	(677)

Balance, March 31, 2020	50,828,298	$14,924	$(2,366)	$(19,797)	$(7,239)

Balance, December 31, 2018	50,383,998	$13,699	$(2,178)	$(16,700)	$(5,179)
Non-cash equity compensation (Note 4)		$15			15
Sales of common stock for cash (Note 4)	90,000	225	-	-	225
Net loss for the period	-	-	(44)	(554)	(598)

Balance, March 31, 2019	50,473,998	$13,939	$(2,222)	$(17,254)	$(5,537)

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

	Three months ended March 31
	2020	2019
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(677)	$(598)
Less: Net loss attributable to non-controlling interest	(34)	(44)
Net loss attributable to the Company	(643)	(554)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(34)	(44)
Non-cash equity compensation	-	15
Non-cash lease expense (Note 7)	310	262
Depreciation and amortization expense	13	22
Changes in:
Accounts receivable	(8)	-
Prepaid expenses and other current assets	(1)	10
Accounts payable and accrued expenses	149	80
Interest payable - related party	16	16
Net cash used in operating activities	(198)	(193)

Cash flows from investing activities
Software development costs and equipment expenditures	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from sales of common stock	108	225
Repayments to stockholder payable	(4)	(81)

Net cash provided by financing activities	104	144
Net decrease in cash and cash equivalents	(94)	(49)

Cash and cash equivalents, beginning of the period	94	66

Cash and cash equivalents, end of period	$-	$17

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1	$-

Non-cash Investing Activities
Accrual of software developments costs	$56	$60

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

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended December 31, 2019. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2019 audited consolidated financial statements may have been omitted from these interim unaudited consolidated financial statements.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2019.

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

Future Operations, Liquidity, and Capital Resources

The Company has limited revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During 2020, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2020 through May 15, 2020, the Company sold subscriptions to issue 321,500 shares of its common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. Management believes that related cash proceeds will be sufficient to fund operations for the remainder of 2020.

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

In March 2020, the World Health Organization characterized a novel coronavirus disease (“COVID-19”) as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business, results of operations, development of our technologies, and ability to raise capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

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

Impairment of Long-Lived Assets

Management reviews the recoverability of long-lived assets, such as property and equipment and software development costs, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows, undiscounted and without interest charges, from the related operations. If the aggregate of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets. Management determined that there were no impairment charges to be recognized for 2020 or 2019. There can be no assurance, however, that market conditions and technologies will not change or demand for the Company’s products will materialize, which could result in an impairment of long-lived assets in the future.

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

The Company’s net deferred tax assets at March 31, 2020 and December 31, 2019 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the three months ended March 31, 2020 and 2019. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue guidance was effective for the Company on January 1, 2019. During the three months ended March 31, 2020 and 2019, the Company sold custom hardware to one customer in the amount of $21,000 and $-0-, respectively.

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

Recent Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-07, "Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting," which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for the year ending December 31, 2020. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Management does not expect that the Company’s adoption of this ASU will materially impact the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2020 (and interim periods within fiscal year 2022), and requires a modified retrospective adoption, with early adoption permitted. While management is continuing to assess all potential impacts of the standard, management currently believes the most significant impact relates to the accounting and reporting of operating leases on the consolidated balance sheet and the expectation that the Company’s assets and liabilities will increase significantly.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

2. Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2020	2019

Office furniture, equipment and software	$197,000	$197,000
Less accumulated depreciation	(144,000)	(141,000)
Property and equipment, net	$53,000	$56,000

Depreciation expense for the three ended March 31, 2020 and 2019, was $3,000 and $3,000, respectively.

3. Software Development Costs

Software development costs, net consisted of the following at:

	March 31,	December 31,
	2020	2019

Capitalized software in-process	$637,000	$581,000
Website development	607,000	607,000
Less accumulated amortization	(559,000)	(549,000)
Software development costs, net	$685,000	$639,000

Amortization expense for the three ended March 31, 2020 and 2019, was $10,000 and $19,000, respectively.

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and has 50,828,298 and 50,806,798 shares outstanding as of March 31, 2020 and December 31, 2019, respectively. Of these outstanding shares, 50,041,498 shares were issued as of March 31, 2020 and December 31, 2019.

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

During the three months ended March 31, 2020, the Company sold subscriptions to issue 21,500 shares of common stock in exchange for $107,500 of cash proceeds. These sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. During the three months ended March 31, 2019, the Company sold subscriptions to issue 90,000 shares of common stock in exchange for $225,000 of cash proceeds.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of March 31, 2020 and December 31, 2019, deposits of approximately $8,500,000 have been ratified.

In addition, as of March 31, 2020, subscription deposits of $457,000 have been rescinded and the Company has not received a response from individuals or entities representing deposits of $129,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of March 31, 2020 and December 31, 2019, deposits on common stock subscriptions totaled $586,000.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of the March 31, 2020 and December 31, 2019.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the three months ended March 31, 2020 and 2019, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $310,000 and $262,000, respectively, and amounts returned during the same periods were $4,000 and $81,000, respectively. As of March 31, 2020 and December 31, 2019, the stockholder payable balance outstanding was $4,776,000 and $4,470,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on January 1, 2020. In March 2020, the parties extended the maturity date of the note to January 1, 2022. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of March 31, 2020 and December 31, 2019 was $1,285,000, and interest payable related to the promissory note as of March 31, 2020 and December 31, 2019 was $123,000 and $107,000, respectively. For the three months ended March 31, 2020, and 2019 the Company incurred interest expense from the promissory note of $16,000 and $16,000, respectively.

7. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. For each of the three months ended March 31, 2020 and 2019, expenses associated with these services were $262,500 (Note 11). The Company’s board of directors has ratified and approved the terms of each annual service agreement. The agreement expires October 30, 2020. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

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

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expires on October 31, 2020. The lease includes approximately 5,600 rentable square feet of office space. The Company also leases certain office suites typically under a one year term. Rent expense for office space for the three months ended March 31, 2020 and 2019 was $36,000 and $44,000, respectively.

Non-cancelable future minimum lease payments required under operating leases are as follows as of March 31, 2020:

Years Ending December 31,

2020	$851,000
2021	192,000
2022	144,000

$1,187,000

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

8. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the net deferred income tax assets are primarily the Company’s Federal and state net operating loss carryforwards in the amounts of approximately $10,600,000 and $10,000,000 as of March 31, 2020 and December 31, 2019, respectively.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at March 31, 2020 and December 31, 2019.

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

11. Subsequent Events

In April 2020, the Company sold subscriptions to issue 300,000 shares of its common stock to a non-affiliated investor in exchange for $1,500,000 of cash proceeds. All sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Corporate Overview

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Our offices are located at 3281 East Guasti Road, Suite 700, Ontario, CA 91761, telephone number (909) 212-7989.

This discussion and analysis should be read in conjunction with our consolidated financial statements included as part of this report.

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

6. Variable Consideration

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

Results of Operations

We have no significant revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2019, and the year-to-date period in 2020, we continue to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all.  On April 10, 2020, we sold a subscription to issue 300,000 shares of our common stock to an unrelated investor in exchange for $1,500,000 in cash proceeds.  The sale was made under the primary offering in our Registration Statement on Form S-1.  We believe the $1,500,000 in additional cash proceeds is sufficient to cover our cash needs and requirements for the remainder of 2020.

We plan to focus on creating new revenue generating activities through various initiatives. Since we have not established any sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

In March 2020, the World Health Organization characterized a novel coronavirus disease (“COVID-19”) as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business, results of operations, development of our technologies, and ability to raise capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

Summary of Results of Operations

	Three months ended March 31,
	2020	2019
	(000's)	(000's)
Revenues	$21	$-
Cost of goods sold	22	-
Gross profit (loss)	(1)	-
Operating expenses:
General and administrative	$536	$477
Professional fees	127	99
Depreciation and amortization	13	22
Total operating expenses	676	598

Net Loss	$(677)	$(598)

Revenue and Gross Profit

We generated a nominal amount of revenues during the three months ended March 31, 2020 by selling custom hardware to one customer in the amount of $21,000. The expense attributable to the sold items was $22,000, thus our gross profit during this period was negative $1,000. There were no such revenues during the same period last year. We do not expect to generate significant future revenues from sales of customer hardware products.

Operating Loss and Net Loss

Our operating loss and net loss increased by $79,000 to $677,000 during the three months ended March 31, 2020 from $598,000 during the same period last year. The increase in the operating loss and net loss compared to the prior year is a result of the increase in general and administrative expenses of $59,000 and professional fees of $28,000, which was partly offset by a decrease in depreciation and amortization of $9,000.

For the three months ended March 31, 2020, our most significant expense is included in general and administrative expense and represents over $300,000 of services related to our use of a related party server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $59,000, from $477,000 for the three months ended March 31, 2019 to $536,000 during the same period. During the first quarter of 2020, the most significant expenses related to our use of server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $310,000, software and application maintenance expenses of approximately $67,000, and executive compensation of approximately $14,000 (as an additional $56,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2020 condensed consolidated financial statements. The increase in current year general and administrative expenses resulted primarily from increased rent expenses.

Professional Fees

Our professional fees increased by $28,000, to $127,000 during the three months ended March 31, 2020 from $99,000 during the same period in 2019. Professional fees incurred during the three months ended March 31, 2020, related principally to legal and accounting expenses associated with the Company preparing its 2019 Annual Report on Form 10-K and filing such report in April 2020 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $9,000 to $13,000 during the three months ended March 31, 2020, as compared to $22,000 during the same period last year, which such decrease was attributable to several assets subject to depreciation becoming fully-depreciated in 2019.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of March 31, 2020 was zero and our monthly cash flow burn rate was approximately $60,000. In addition, we have incurred a significant amount of debt. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the three months ended March 31, 2020, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all.  On April 10, 2020, we sold a subscription to issue 300,000 shares of our common stock to an unrelated investor in exchange for $1,500,000 in cash proceeds.  The sale was made under the primary offering in our Registration Statement on Form S-1.  We believe the $1,500,000 in additional cash proceeds is sufficient to cover our cash needs and requirements for the remainder of 2020.

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

As stated earlier in this report, the impact of the COVID-19 pandemic is highly uncertain and cannot be predicted with confidence; however, management expects it to negatively impact the development of the Company's  technologies and its ability to raise capital.

Cash Requirements

We had cash balances of $-0- and $94,000 as of March 31, 2020 and December 31, 2019, respectively. Based on limited revenues, limited cash on hand, and current expected monthly cash burn rate of approximately $60,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2022 (as amended), along with accrued interest. On April 10, 2020, we sold a subscription to issue 300,000 shares of our common stock to an unrelated investor in exchange for $1,500,000, which will greatly assist with our short term cash needs.  We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $198,000 for the three months ended March 31, 2020, as compared to $193,000 for the same period in 2019. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In the first quarter of 2020, the net cash used in operating activities consisted primarily of our net loss of $677,000, offset by a non-cash lease expense of $310,000. In 2019, the net cash used in operating activities consisted primarily of our net loss of $598,000, a portion of which was offset by a non-cash equity award of approximately $15,000 and non-cash lease expense of $262,000. We expect to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the three months ended March 31, 2020 and 2019 We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash.

Financing

Net cash provided by financing activities for the three months ended March 31, 2020 was $104,000, compared to $144,000 for the 2019 period. During the first three months of 2020, cash proceeds from the sale of common stock of approximately $108,000 and net repayments of the stockholder payable was $4,000. During the same period last year, financing activities consisted of mostly cash proceeds from the sale of common stock in the amount of $225,000 and net repayments to the stockholder payable was $81,000.

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

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by the Company s Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. For the three months ended March 31, 2020, the parties continue to follow the terms of the most recent 2019 arrangement. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expires October 30, 2020. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company's cash needs dictated and during the three months ended March 31, 2020 and 2019, amounts funded to the Company by its Chairperson, President and majority stockholder were $310,000 and $262,000, respectively, and amounts returned during the same periods were $4,000 and $81,000, respectively. As of March 31, 2020 and December 31, 2019, the stockholder payable balance outstanding was $4,776,000 and $4,470,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020 we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

On May 1, 2018, we entered into a promissory note with Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of the promissory note, we borrowed $1,284,697 at 5% percent annual, simple interest, with a maturity date of January 1, 2020.   From January 1, 2020 until March 5, 2020, we were in default under the terms of the promissory note, but did not receive a notice of default from Sunray Trust.  On March 5, 2020, we entered into an amendment to the promissory note for the purpose of extending the maturity date of the note from January 1, 2020 to January 1, 2022. As consideration for the extension of the maturity date on the note, we agreed to pay a fee in the amount of one-half of one percent (0.5%) of the original principal amount, payable on the new maturity date (the “Loan Fee”).  Sunray Trust agreed to waive the Loan Fee in the event that we do not default on our payment obligations set forth in the note, as amended.  As a result of the amendment we are not in default under the terms of the promissory note, as amended, and there is no arrearage as of the date of filing this report.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Computers Tower Lease Agreement

Since inception, we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations, as well as the processors and other technology equipment to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. Each year we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year. Since 2015, our lease payments have been $1,050,192 per year. Effective January 1, 2020, we signed an amendment to the Computer Tower Lease Agreement for an annual rate $1,050,192 for 2020.  We anticipate this will increase in future years as we need additional resources. The current Computer Towers Lease Agreement is set to terminate on October 30, 2020.

Amendment to Sunray Trust Promissory Note

            On March 5, 2020, we entered into an amendment to that certain promissory note with Sunray Trust dated May 1, 2018 for the purpose of extending the maturity date of the note from January 1, 2020 to January 1, 2022. As consideration for the extension of the maturity date on the note, we agreed to pay a fee in the amount of one-half of one percent (0.5%) of the original principal amount, payable on the new maturity date (the “Loan Fee”).  Sunray Trust agreed to waive the Loan Fee in the event that we do not default on our payment obligations set forth in the note, as amended.

Status of Refunds to Pre-Subcribers

            As noted in our previous filings with the Commission, certain individuals or entities that gave us pre-subscription orders between 2009 and 2016 for shares of our common stock at between $1 and $5 per share, to be issued in the future if certain conditions were met, requested the return of their funds prior to the conditions being met.  As of December 31, 2019, thirty-one of the pre-subscribers that indicated they wish to receive the investment back had not received their money back. Those pre-subscribers that requested a return of their funds but had not received their funds had indicated to us they were willing to wait until we completed our primary offering that is the subject of that S-1 Registration Statement that went effective with the Securities and Exchange Commission on November 12, 2019, before they receive their funds back. As of May 15, 2020, we had raised $1,607,500 under our primary offering, which is not the entire amount of our primary offering, but is more than the total amount owed to the pre-subscribers requesting a return of their funds.  As a result, in early May 2020, we sent letters to all those pre-subscribers that had requested a return of their funds but had not received them yet, asking that they confirm their address to us so we can return their funds.  As we receive those letters back from pre-subscribers we will return their funds timely to the address indicated by each pre-subscriber.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1 (1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2 (1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3 (1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4 (1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5 (1)	Computer Towers Lease Agreement dated November 1, 2006

10.6 (1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7 (1)	Employment Agreement with Anna Chin dated May 14, 2018

10.8 (1)	Employment Agreement with William DeLisi dated May 14, 2018

10.9 (1)	Promissory Note issued to Sunray Trust dated May 1, 2018

10.10 (2)	Amendment No. 1 to Computer Tower Lease Agreement by and between Gofba, Inc. Sunray Trust dated January 1, 2020

10.11 (2)	Amendment No. 1 to Promissory Note issued to Sunray Trust dated March 5, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

________

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

(1) Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on May 25, 2018.

(2) Incorporated by reference from our Annual Report on Form 10-K (12/31/19) filed with the Commission on April 14, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gofba, Inc.

Dated: May 19, 2020	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: May 19, 2020	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

