Form 10-Q
period 2020-06-30
Gofba, Inc.
filed 2020-08-14
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

__________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2020, there were 51,128,298 shares of common stock, no par value, issued and outstanding.

GOFBA, INC.

2

ITEM 1. Condensed Consolidated Financial Statements

The balance sheets as of June 30, 2020 and December 31, 2019, the statements of operations for the three and six months ended June 30, 2020 and 2019, the statements of stockholders’ deficit for the three and six months ended June 30, 2020 and 2019, the statements of cash flows for the six months ended June 30, 2020 and 2019, and the notes to the financial statements follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

3

GOFBA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
	(000's)	(000's)
Assets
Current assets
Cash and cash equivalents	$686	$94
Prepaid expenses and other current assets	28	28

Total current assets	714	122

Property and equipment, net	58	56
Software development costs, net (Note 3)	738	639

Total assets	$1,510	$817

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,291	$1,039
Deposits on common stock subscriptions (Note 4)	138	586
Stockholder payable (Note 5)	4,989	4,470
Total current liabilities	6,418	6,095

Long-term liabilities
Note payable - related party (Note 6)	1,285	1,285
Interest payable – related party (Note 6)	139	107
SBA Loan (Note 7)	45	-

Total liabilities	7,887	7,487

Commitments and contingencies (Note 8)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,128,298 and 50,806,798 shares outstanding at June 30, 2020 and December 31, 2019, respectively	16,424	14,816
Non-controlling interest	(2,398)	(2,332)
Accumulated deficit	(20,403)	(19,154)

Total stockholders’ deficit	(6,377)	(6,670)

Total liabilities and stockholders’ deficit	$1,510	$817

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(000's)	(000's)	(000's)	(000's)
	(except share and per share amounts)		(except share and per share amounts)
Revenues	$-	$43	$21	$43
Cost of goods sold	-	42	22	42

Gross profit	-	1	(1)	1
Costs and expenses
General and administrative	528	490	1,064	967
Professional fees	97	86	224	185
Depreciation and amortization	13	21	26	44

Total costs and expenses	638	597	1,314	1,196

Net loss	(638)	(596)	(1,315)	(1,195)

Net loss attributable to non-controlling interest	(32)	(42)	(66)	(86)

Net loss attributable to the Company	$(606)	$(554)	$(1,249)	$(1,109)

Net loss per share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	51,088,738	50,551,053	50,955,345	50,495,291
Diluted	51,088,738	50,551,053	50,955,345	50,495,291

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2019	50,806,798	$14,816	$(2,332)	$(19,154)	$(6,670)
Sales of common stock for cash (Note 4)	21,500	108	-	-	108
Net loss for the period	-	-	(34)	(643)	(677)
Balance, March 31, 2020	50,828,298	14,924	(2,366)	(19,797)	(7,239)
Sales of common stock for cash (Note 4)	300,000	1,500	-	-	1,500
Net loss for the period	-	-	(32)	(606)	(638)

Balance, June 30, 2020	51,128,298	$16,424	$(2,398)	$(20,403)	$(6,377)

Balance, December 31, 2018	50,383,998	$13,699	$(2,178)	$(16,700)	$(5,179)
Non-cash equity compensation (Note 4)	-	15	-	-	15
Sales of common stock for cash (Note 4)	90,000	225	-	-	225
Net loss for the period	-	-	(44)	(554)	(598)
Balance, March 31, 2019	50,473,998	13,939	(2,222)	(17,254)	(5,537)
Non-cash equity compensation (Note 4)	-	15	-	-	15
Sales of common stock for cash (Note 4)	294,000	735	-	-	735
Net loss for the period	-	-	(42)	(554)	(596)

Balance, June 30, 2019	50,767,998	$14,689	$(2,264)	$(17,808)	$(5,383)

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

 (Unaudited)

	Six months ended June 30,
	2020	2019
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(1,315)	$(1,195)
Less: Net loss attributable to non-controlling interest	(66)	(86)
Net loss attributable to the Company	(1,249)	(1,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(66)	(86)
Non-cash equity compensation	-	30
Non-cash related party lease expense (Note 8)	527	523
Depreciation and amortization expense	26	44
Changes in:
Accounts receivable	-	(47)
Prepaid expenses and other current assets	-	9
Accounts payable and accrued expenses	155	96
Interest payable - related party	32	32
Net cash used in operating activities	(575)	(508)

Cash flows from investing activities
Software development costs and equipment expenditures	(30)	-
Net cash used in investing activities	(30)	-

Cash flows from financing activities
Proceeds from sales of common stock	1,608	960
Returns of deposits on common stock subscriptions	(448)	-
Proceeds from SBA Loan	45	-
Net repayments against stockholder payable	(8)	(130)
Net cash provided by financing activities	1,197	830
Net increase in cash and cash equivalents	592	322

Cash and cash equivalents, beginning of the period	94	66

Cash and cash equivalents, end of period	$686	$388

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$-

Non-cash Investing Activities:
Accrual of software developments costs	$97	$120

See accompanying notes to unaudited condensed consolidated financial statements

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchanage Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended December 31, 2019. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2019 audited consolidated financial statements may have been omitted from these interim unaudited consolidated financial statements.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2019.

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

Future Operations, Liquidity, and Capital Resources

The Company has limited revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During 2020, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2020 through June 30, 2020, the Company sold subscriptions to issue 321,500 shares of its common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. Management believes that related cash proceeds will be sufficient to fund operations for the remainder of 2020.

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

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation over estimated useful lives of between three and six years using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company’s net deferred tax assets at June 30, 2020 and December 31, 2019 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the three and six months ended June 30, 2020 and 2019. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue guidance was effective for the Company on January 1, 2019. During the three months ended June 30, 2020 and 2019, the Company sold custom hardware to one customer in the amount of $-0- and $43,000, respectively. During the six months ended June 30, 2020 and 2019, the Company sold custom hardware to one customer in the amount of $21,000 and $43,000 respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Recent Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for the year ending December 31, 2020 (and interim periods in 2021). Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Management does not expect that the Company’s adoption of this ASU will materially impact the consolidated financial statements.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2021 (and interim periods within fiscal year 2023), and requires a modified retrospective adoption, with early adoption permitted. While management is continuing to assess all potential impacts of the standard, management currently believes the most significant impact relates to the accounting and reporting of operating leases on the consolidated balance sheet and the expectation that the Company’s assets and liabilities will increase significantly.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2020	2019

Office furniture, equipment and software	$206,000	$197,000
Less accumulated depreciation	(148,000)	(141,000)
Property and equipment, net	$58,000	$56,000

Depreciation expense for the three months ended June 30, 2020 and 2019, was $4,000 and $3,000, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $7,000 and $6,000, respectively.

3.	Software Development Costs

Software development costs, net consisted of the following:

	June 30,	December 31,
	2020	2019

Capitalized software in-process	$699,000	$581,000
Website development	607,000	607,000
Less accumulated amortization	(568,000)	(549,000)
Software development costs, net	$738,000	$639,000

Amortization expense for the three months ended June 30, 2020 and 2019, was $10,000 and $18,000, respectively. Amortization expense for the six months ended June 30, 2020 and 2019, was $19,000 and $38,000, respectively.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and has 51,128,298 and 50,806,798 shares outstanding as of June 30, 2020 and December 31, 2019, respectively. Of these outstanding shares, 50,041,498 shares were issued as of June 30, 2020 and December 31, 2019.

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

During the three months ended June 30, 2020, the Company sold subscriptions to issue 300,000 shares of common stock in exchange for $1,500,000 of cash proceeds. During the six months ended June 30, 2020, the Company sold subscriptions to issue 321,500 shares of common stock in exchange for $1,607,500 of cash proceeds. These sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

Deposits on Common Stock Subscriptions

Since inception of the Company, and before the issuance of the Company’s disclosure statement in January 2017 (see below), the Company received gross cash proceeds of approximately $11,000,000 as deposits from investors who have indicated an interest in purchasing shares of the Company’s common stock. The Company has refunded an aggregate of approximately $2,350,000.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of June 30, 2020 and December 31, 2019, deposits of approximately $8,500,000 have been ratified.

In addition, as of June 30, 2020, subscription deposits of $9,000 have been rescinded and the Company has not received a response from individuals or entities representing deposits of $129,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of June 30, 2020 and December 31, 2019, deposits on common stock subscriptions totaled $138,000 and $586,000. During the three and six months ended June 30, 2020, the Company returned deposits on common stock subscriptions of $448,000.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of the June 30, 2020 and December 31, 2019.

5.	Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the three months ended June 30, 2020 and 2019, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $265,000 and $263,000, respectively, and amounts returned during the same periods were $4,000 and $50,000, respectively. During the six months ended June 30, 2020 and 2019, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $527,000 and $523,000, respectively, and amounts returned during the same periods were $8,000 and $130,000, respectively As of June 30, 2020 and December 31, 2019, the stockholder payable balance outstanding was $4,989,000 and $4,470,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on January 1, 2020. In March 2020, the parties extended the maturity date of the note to January 1, 2022. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of June 30, 2020 and December 31, 2019 was $1,285,000, and interest payable related to the promissory note as of June 30, 2020 and December 31, 2019 was $139,000 and $107,000, respectively. For the three months ended June 30, 2020, and 2019 the Company incurred interest expense from the promissory note of $16,000 and $16,000, respectively. For the six months ended June 30, 2020, and 2019 the Company incurred interest expense from the promissory note of $32,000 and $32,000, respectively.

7.	SBA Loan

On May 8, 2020, the Company obtained a loan with the Small Business Administration under the CARES Act. Under the terms of the note, the Company borrowed $45,000 at 1% per annum and is obligated to repay the principal and interest amounts on May 8, 2022. The payments are scheduled to consist of 18 monthly consecutive payments of principal and interest in the amount of approximately $2,500 beginning on December 8, 2020. The balance of the SBA Loan as of June 30, 2020 was $45,000. Interest expense incurred during the second quarter and accrued as of June 30, 2020 was less than $100. Management intends to spend the loan proceeds on eligible expenses and that the full amount of the SBA Loan will be forgiven.

8.	Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended June 30, 2020 and 2019, expenses associated with these services were $265,400 and $262,500, respectively. For the six months ended June 30, 2020 and 2019, expenses associated with these services were $527,900 and $525,000, respectively (Note 11). The Company’s board of directors has ratified and approved the terms of each annual service agreement. The agreement expires October 30, 2020. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expires on October 31, 2020. The lease includes approximately 5,600 rentable square feet of office space. The Company also leases certain office suites typically under a one year term. Rent expense for office space for the three months ended June 30, 2020 and 2019 was $86,000 and $45,000, respectively. Rent expense for office space for the six months ended June 30, 2020 and 2019 was $172,000 and $88,000, respectively

Non-cancelable future minimum payments required under these arrangements are as follows as of June 30, 2020:

Years Ending December 31,

2020 (Remaining)	$552,000
2021	192,000
2022	144,000

$888,000

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

9.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the net deferred income tax assets are primarily the Company’s Federal and state net operating loss carryforwards in the amounts of approximately $11,200,000 and $10,000,000 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at June 30, 2020 and December 31, 2019.

10.	Legal Proceedings

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

11.	Related Party Transactions

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

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. See Note 8 above for further discussion.

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination.

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

Overview

We are a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by our competitors. Gofba was established to address the current dangers that threaten the everyday internet user. We see two primary threats. The first is unrestricted, free access to inappropriate material. We have developed proprietary search algorithms which eliminate or make scarce inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. We believe we are the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and minimal advertising, we currently enjoy over 40 million users worldwide. Our user base is increasing at an ever-expanding rate.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Gofba and the accounts of Great Tech, Inc. ( GTI ), an entity wholly-owned by Gofba’s Chairperson, President and majority stockholder. The consolidated entities are referred to herein as the “Company” and intercompany balances and transactions have been eliminated in consolidation.

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

Results of Operations

We have no significant revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2019, and the year-to-date period in 2020, we continue to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. From January 1, 2020 through June 30, 2020, the we sold subscriptions to issue 321,500 shares of our common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to our primary offering in our effective Registration Statement on Form S-1. We believe that related cash proceeds will be sufficient to fund operations for the remainder of 2020.

We plan to focus on creating new revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

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

Summary of Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(000's)	(000's)	(000's)	(000's)
Revenues	$-	$43	$21	$43
Cost of goods sold	-	42	22	42
Gross profit (loss)	-	1	(1)	1
Operating expenses:
General and administrative	528	490	1,064	967
Professional fees	97	86	224	185
Depreciation and amortization	13	21	26	44
Total operating expenses	638	597	1,314	1,196

Net Loss	$(638)	$(596)	$(1,315)	$(1,195)

Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019

Revenue and Gross Profit

We did not generate revenue during the three months ended June 30, 2020. During the same period last year, we generated $43,000 of revenues by selling customer hardware to one customer. The expense attributable to the sold items was $42,000, thus our gross profit during the three months ended June 30, 2019 was $1,000. We do not expect to generate significant future revenues from sales of customer hardware products.

Operating Loss and Net Loss

Our operating loss and net loss increased by $42,000 to $638,000 during the three months ended June 30, 2020 from $596,000 during the same period last year. The increase in the operating loss and net loss compared to the prior year is a result of the increase in general and administrative expenses of $38,000 and professional fees of $11,000, which was partly offset by a decrease in depreciation and amortization of $8,000.

For the three months ended June 30, 2020, our most significant expense is included in general and administrative expense and represents over $300,000 of services related to our use of a related party server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $38,000, from $490,000 for the three months ended June 30, 2019 to $528,000 during the same period in 2020. During the second quarter of 2020, the most significant expenses related to our use of server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $313,000, software and application maintenance expenses of approximately $61,000, and executive compensation of approximately $14,000 (as an additional $56,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2020 condensed consolidated financial statements. The increase in current year general and administrative expenses resulted primarily from increased rent expenses.

Professional Fees

Our professional fees increased by $11,000, to $97,000 during the three months ended June 30, 2020 from $86,000 during the same period in 2019. Professional fees incurred during the three months ended June 30, 2020, related principally to legal and accounting expenses associated with the Company preparing its 2019 Annual Report on Form 10-K and its 2020 Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, both of which were filed during the second quarter of 2020 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $8,000 to $13,000 during the three months ended June 30, 2020, as compared to $21,000 during the same period last year. The decrease was attributable to several assets subject to depreciation becoming fully-depreciated in 2020.

Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

Revenue and Gross Profit

We generated a nominal amount of revenues during the six months ended June 30, 2020 by selling custom hardware to one customer in the amount of $21,000. The expense attributable to the sold items was $22,000, thus our gross profit during this period was negative $1,000. During the same period last year, we generated $43,000 of revenues by selling customer hardware to one customer. The expense attributable to the sold items was $42,000, thus our gross profit during the three months ended June 30, 2019 was $1,000. We do not expect to generate significant future revenues from sales of customer hardware products.

Operating Loss and Net Loss

Our operating loss and net loss increased by $120,000 to $1,315,000 during the six months ended June 30, 2020 from $1,195,000 during the same period last year. The increase in the operating loss and net loss compared to the prior year is a result of the increase in general and administrative expenses of $97,000 and professional fees of $39,000, which was partly offset by a decrease in depreciation and amortization of $18,000.

For the six months ended June 30, 2020, our most significant expense is included in general and administrative expense and represents over $600,000 of services related to our use of a related party server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $97,000, from $967,000 for the six months ended June 30, 2019 to $1,064,000 during the same period in 2020. During the first six months of 2020, the most significant expenses related to our use of server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $624,000, software and application maintenance expenses of approximately $128,000, and executive compensation of approximately $28,000 (as an additional $112,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2020 condensed consolidated financial statements. The increase in current year general and administrative expenses resulted primarily from increased rent expenses.

Professional Fees

Our professional fees increased by $39,000, to $224,000 during the six months ended June 30, 2020 from $185,000 during the same period in 2019. Professional fees incurred during the six months ended June 30, 2020, related principally to legal and accounting expenses associated with the Company preparing its 2019 Annual Report on Form 10-K and its 2020 Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, both of which were filed during the second quarter of 2020 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

 Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $18,000 to $26,000 during the six months ended June 30, 2020, as compared to $44,000 during the same period last year. The decrease was attributable to several assets subject to depreciation becoming fully-depreciated in 2020.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of June 30, 2020 was $686,000 and our monthly cash flow burn rate was approximately $75,000. In addition, we have incurred a significant amount of debt. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the six months ended June 30, 2020, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the first half of 2020, we sold subscriptions to issue 321,500 shares of our common stock to 15 nonaffiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to our primary offering in our effective Registration Statement on Form S1. We utilized $448,000 of these cash proceeds to pay back deposits on common stock subscriptions during the second quarter of 2020. We believe that our cash balances will be sufficient to fund operations for the remainder of 2020.

We plan to focus on creating new revenue generating activities through various initiatives. Since we have not established any sources of recurring revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and support from our majority stockholder and other related parties.

In order to repay our obligations in full, or in part, when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

During the second quarter of 2020, as part of the recent CARES Act resulting from the impact of the COVID-19 pandemic, we obtained $45,000 loan with the Small Business Administration for the purpose of utilizing the loan proceeds in accordance with the Paycheck Protection Program under the CARES Act.

As stated earlier in this report, the impact of the COVID-19 pandemic is highly uncertain and cannot be predicted with confidence; however, management expects it to negatively impact the development of the Company’s technologies and its ability to raise capital.

Cash Requirements

We had cash balances of $686,000 and $94,000 as of June 30, 2020 and December 31, 2019, respectively. Based on limited revenues, current cash balances and current expected monthly cash burn rate of approximately $75,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2022 (as amended), along with accrued interest. During the first half of 2020, we sold subscriptions to issue 321,500 shares of our common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds, which will greatly assist with our short term cash needs. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $575,000 for the six months ended June 30, 2020, as compared to $508,000 for the same period in 2019. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In the first six months of 2020, the net cash used in operating activities consisted primarily of our net loss of $1,315,000, offset by a non-cash lease expense of $527,000. In 2019, the net cash used in operating activities consisted primarily of our net loss of $1,195,000, a portion of which was offset by a non-cash equity award of approximately $30,000 and non-cash lease expense of $523,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We used $9,000 to purchase new computer hardware and $21,000 to continue the software development process during the six months ended June 30, 2020. We did not use any cash in investing activities during the same period last year. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the six months ended June 30, 2020 was $1,197,000, compared to $830,000 for the same period in 2019. During the first six months of 2020, cash proceeds from the sale of common stock subscriptions was $1,608,000; payments to deposits on subscription payables was $448,000; and net repayments of stockholder payable was $8,000. Additionally, the Company received $45,000 from a Small Business Administration loan obtained under the CARES Act. During the same period last year, financing activities consisted of mostly cash proceeds from the sale of common stock subscriptions in the amount of $960,000 and net repayments to the stockholder payable of $130,000.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 1, 2018, we entered into a promissory note with a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the promissory note, we borrowed $1,285,000 at 5% annual, simple interest and were obligated to repay the principal and interest amounts on January 1, 2020. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. We borrowed the funds to pay the remaining settlement amount due under the settlement agreement in a lawsuit we settled in 2018. The note’s maturity date has been extended to January 1, 2022 under the same terms.

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

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended June 30, 2020 and 2019, expenses associated with these services were $265,400 and $262,500, respectively. For the six months ended June 30, 2020 and 2019, expenses associated with these services were $527,900 and $525,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expires October 30, 2020. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the six months ended June 30, 2020 and 2019, amounts funded to the Company by its Chairperson, President and majority stockholder were $527,000 and $523,000, respectively, and amounts returned during the same periods were $8,000 and $130,000, respectively. As of June 30, 2020 and December 31, 2019, the stockholder payable balance outstanding was $4,989,000 and $4,470,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended June 30, 2020, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Status of Registered Offering

During the three months ended June 30, 2020, we sold subscriptions to issue 300,000 shares of our common stock in exchange for $1,500,000 of cash proceeds. During the six months ended June 30, 2020, we sold subscriptions to issue 321,500 shares of our common stock in exchange for $1,607,500 of cash proceeds. These sales were made pursuant to our primary offering in our effective Registration Statement on Form S-1.

Status of Refunds to Pre-Subscribers

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

During the three months ended June 30, 2020, we returned deposits on common stock subscription owed to pre-subscribers of $448,000. As of June 30, 2020, we still have not received a response from pre-subscribers representing deposits of $129,000. This amount represents the only amounts still owed to pre-subscribers.

ITEM 6 Exhibits

Item No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1(1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2(1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3(1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4(1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5(1)	Computer Towers Lease Agreement dated November 1, 2006

10.6(1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7(1)	Employment Agreement with Anna Chin dated May 14, 2018

10.8(1)	Employment Agreement with William DeLisi dated May 14, 2018

10.9(1)	Promissory Note issued to Sunray Trust dated May 1, 2018

10.10(2)	Amendment No. 1 to Computer Tower Lease Agreement by and between Gofba, Inc. Sunray Trust dated January 1, 2020

10.11(2)	Amendment No. 1 to Promissory Note issued to Sunray Trust dated March 5, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

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

Gofba, Inc.

Dated: August 14, 2020	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: August 14, 2020	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

