Form 10-Q
period 2020-09-30
Gofba, Inc.
filed 2020-11-16
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2020, there were 51,128,298 shares of common stock, no par value, outstanding.

GOFBA, INC.

2

ITEM 1. Condensed Consolidated Financial Statements

The balance sheets as of September 30, 2020 and December 31, 2019, the statements of operations for the three and nine months ended September 30, 2020 and 2019, the statements of stockholders’ deficit for the three and nine months ended September 30, 2020 and 2019, the statements of cash flows for the nine months ended September 30, 2020 and 2019, and the notes to the financial statements follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

3

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
	(000's)	(000's)
Assets
Current assets
Cash and cash equivalents	$345	$94
Prepaid expenses and other current assets	28	28

Total current assets	373	122

Property and equipment, net	54	56
Software development costs, net (Note 3)	792	639

Total assets	$1,219	$817

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,390	$1,039
Deposits on common stock subscriptions (Note 4)	138	586
Stockholder payable (Note 5)	5,259	4,470
Total current liabilities	6,787	6,095

Long-term liabilities
Note payable - related party (Note 6)	1,285	1,285
Interest payable – related party (Note 6)	155	107
SBA loan (Note 7)	45	-

Total liabilities	8,272	7,487

Commitments and contingencies (Notes 8, 10, and 11)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,128,298 and 50,806,798 shares outstanding at September 30, 2020 and December 31, 2019, respectively	16,424	14,816
Non-controlling interest	(2,425)	(2,332)
Accumulated deficit	(21,052)	(19,154)

Total stockholders’ deficit	(7,053)	(6,670)

Total liabilities and stockholders’ deficit	$1,219	$817

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(000's)	(000's)	(000's)	(000's)
	(except share and per share amounts)		(except share and per share amounts)

Revenues	$-	22	$21	$64
Cost of goods sold	-	19	22	61

Gross profit (loss)	-	3	(1)	3
Costs and expenses
General and administrative	555	479	1,620	1,446
Professional fees	108	123	332	308
Depreciation and amortization	13	13	39	56

Total costs and expenses	676	615	1,991	1,810

Net loss	(676)	(612)	(1,992)	(1,807)

Net loss attributable to non-controlling interest	(27)	(34)	(92)	(120)

Net loss attributable to the Company	$(649)	$(578)	$(1,900)	$(1,687)

Net loss per share
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted average common shares outstanding
Basic	51,128,298	50,772,315	51,013,417	50,588,647
Diluted	51,128,298	50,772,315	51,013,417	50,588,647

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2019	50,806,798	$14,816	$(2,332)	$(19,154)	$(6,670)
Sales of common stock for cash (Note 4)	21,500	108	-	-	108
Net loss for the period	-	-	(34)	(643)	(677)
Balance, March 31, 2020	50,828,298	14,924	(2,366)	(19,797)	(7,239)
Sales of common stock for cash (Note 4)	300,000	1,500	-	-	1,500
Net loss for the period	-	-	(32)	(606)	(638)
Balance, June 30, 2020	51,128,298	16,424	(2,398)	(20,403)	(6,377)
Sales of common stock for cash (Note 4)	-	-	-	-	-
Net loss for the period	-	-	(27)	(649)	(676)

Balance, September 30, 2020	51,128,298	$16,424	$(2,425)	$(21,052)	$(7,053)

Balance, December 31, 2018	50,383,998	$13,699	$(2,178)	$(16,700)	$(5,179)
Non-cash equity compensation (Note 4)	-	15	-	-	15
Sales of common stock for cash (Note 4)	90,000	225	-	-	225
Net loss for the period	-	-	(44)	(554)	(598)
Balance, March 31, 2019	50,473,998	13,939	(2,222)	(17,254)	(5,537)
Non-cash equity compensation (Note 4)	-	15	-	-	15
Sales of common stock for cash (Note 4)	294,000	735	-	-	735
Net loss for the period	-	-	(42)	(554)	(596)
Balance, June 30, 2019	50,767,998	14,689	(2,264)	(17,808)	(5,383)
Non-cash equity compensation (Note 4)	-	15	-	-	15
Sales of common stock for cash (Note 4)	6,800	17	-	-	17
Net loss for the period	-	-	(34)	(578)	(612)

Balance, September 30, 2019	50,774,798	$14,721	$(2,298)	$(18,386)	$(5,963)

See accompanying notes to unaudited condensed consolidated financial statements.

GOFBA, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine months Ended September 30, 2020 and 2019

 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(1,992)	$(1,807)
Less: Net loss attributable to non-controlling interest	(92)	(120)
Net loss attributable to the Company	(1,900)	(1,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(92)	(120)
Non-cash equity compensation	-	46
None-cash related party lease expense (Note 8)	802	781
Depreciation and amortization expense	39	56
Changes in:
Accounts receivable	-	(24)
Prepaid expenses and other current assets	-	11
Accounts payable and accrued expenses	170	172
Interest payable - related party	48	48
Net cash used in operating activities	(933)	(717)

Cash flows from investing activities
Software development costs and equipment expenditures	(9)	-
Net cash used in investing activities	(9)	-

Cash flows from financing activities
Proceeds from sales of common stock	1,608	977
Returns of deposits on common stock subscriptions	(448)	-
Proceeds from SBA loan	45
Net repayments against stockholder payable	(12)	(131)

Net cash provided by financing activities	1,193	846
Net increase in cash and cash equivalents	251	129

Cash and cash equivalents, beginning of the period	94	66

Cash and cash equivalents, end of period	$345	$195

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$-

Non-cash Investing Activities
Accrual of software developments costs	$182	$180

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

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2019.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Future Operations, Liquidity, and Capital Resources

The Company has limited revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During 2020, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2020 through September 30, 2020, the Company sold subscriptions to issue 321,500 shares of its common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. Management believes that related cash proceeds will be sufficient to fund operations for the remainder of 2020.

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

In March 2020, the World Health Organization characterized a novel coronavirus disease (“COVID-19”) as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on the Company’s business, results of operations, development of the Company’s technologies, and ability to raise capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Any resulting financial impact cannot be reasonably estimated at this time, but management expects it will continue to have a material impact on the Company’s business, financial condition and results of operations.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Company’s net deferred tax assets at September 30, 2020 and December 31, 2019 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the three and nine months ended September 30, 2020 and 2019. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021 (and interim periods within fiscal year 2023), and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

2. Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2020	2019

Office furniture, equipment and software	$206,000	$197,000
Less accumulated depreciation	(152,000)	(141,000)
Property and equipment, net	$54,000	$56,000

Depreciation expense for the three months ended September 30, 2020 and 2019, was $3,000 and $3,000, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $10,000 and $9,000, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Software Development Costs

Software development costs, net consisted of the following:

	September 30,	December 31,
	2020	2019

Capitalized software in-process	$763,000	$581,000
Website development	607,000	607,000
Less accumulated amortization	(578,000)	(549,000)
Software development costs, net	$792,000	$639,000

Amortization expense for the three months ended September 30, 2020 and 2019 was $10,000 and $10,000, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $29,000 and $47,000, respectively.

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and has 51,128,298 and 50,806,798 shares outstanding as of September 30, 2020 and December 31, 2019, respectively. Of these outstanding shares, 50,041,498 shares were issued as of September 30, 2020 and December 31, 2019.

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

During the nine months ended September 30, 2020, the Company sold subscriptions to issue 321,500 shares of common stock in exchange for $1,607,500 of cash proceeds. These sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of September 30, 2020 and December 31, 2019, deposits of approximately $8,500,000 have been ratified.

In addition, as of September 30, 2020, subscription deposits of $9,000 have been rescinded and the Company has not received a response from individuals or entities representing deposits of $129,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of September 30, 2020 and December 31, 2019, deposits on common stock subscriptions totaled $138,000 and $586,000. During the three and nine months ended September 30, 2020, the Company returned deposits on common stock subscriptions of $448,000.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of the September 30, 2020 and December 31, 2019.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the three months ended September 30, 2020 and 2019, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $274,000 and $263,000, respectively, and amounts returned during the same periods were $4,000 and $4,000, respectively. During the nine months ended September 30, 2020 and 2019, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $802,000 and $781,000, respectively, and amounts returned during the same periods were $12,000 and $131,000, respectively. As of September 30, 2020 and December 31, 2019, the stockholder payable balance outstanding was $5,259,000 and $4,470,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on January 1, 2020. In March 2020, the parties extended the maturity date of the note to January 1, 2022. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of September 30, 2020 and December 31, 2019 was $1,285,000, and interest payable related to the promissory note as of September 30, 2020 and December 31, 2019 was $155,000 and $107,000, respectively. For the three months ended September 30, 2020, and 2019 the Company incurred interest expense from the promissory note of $16,000 and $16,000, respectively. For the nine months ended September 30, 2020, and 2019 the Company incurred interest expense from the promissory note of $48,000 and $48,000, respectively.

7. SBA Loan

On May 8, 2020, the Company obtained a loan guaranteed by the Small Business Administration under the Paycheck Protection Program of the CARES Act. Under the terms of the note, the Company borrowed $45,000 at 1% per annum and is obligated to repay the principal and interest amounts on May 8, 2022. The payments are scheduled to consist of 18 monthly consecutive payments of principal and interest in the amount of approximately $2,500 beginning on December 8, 2020. The balance of the SBA loan as of September 30, 2020 was $45,000. Interest expense incurred during the three and nine months ended September 30, 2020 and accrued as of September 30, 2020 was less than $200. The Company has spent the loan proceeds on eligible expenses and expects that the full amount of the SBA Loan to be forgiven.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended September 30, 2020 and 2019, expenses associated with these services were $274,200 and $262,500, respectively. For the nine months ended September 30, 2020 and 2019, expenses associated with these services were $802,000 and $781,000, respectively (Note 11). The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

In October 2017, the Company entered into an operating lease with a trust controlled by the Company’s Chairperson, President, and majority stockholder for office and internet server space located in Chino Hills, California for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expired on October 31, 2020 and was not renewed. The lease includes approximately 5,600 rentable square feet of office space. The Company also leases certain office suites typically under a one year term. Rent expense for office space for the three months ended September 30, 2020 and 2019 was $86,000 and $46,000, respectively. Rent expense for office space for the nine months ended September 30, 2020 and 2019 was $259,000 and $134,000, respectively. Since the Ontario lease has expired, the office space located at the Company’s Chino Hills location will now be used for all of the Company’s offices.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Non-cancelable future minimum payments required under the Chino Hills lease are as follows as of September 30, 2020:

Years Ending December 31,

2020 (remaining)	$48,000
2021	192,000
2022	144,000

$384,000

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Income Taxes

As of September 30, 2020 and December 31, 2019, the Company has net deferred income tax assets that are mainly comprised of Federal and state net operating loss carryforwards.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at September 30, 2020 and December 31, 2019.

10. Legal Proceedings

In the ordinary course of business, the Company is from time to time, involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s financial condition and/or results of operations. However, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

Since inception, the Company has leased access to computer storage and processing space, as well as office space, from a trust controlled by the Company’s Chairperson, President and majority stockholder. See Note 8 above for further discussion.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operation contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; the COVID-19 global pandemic; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

We are a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by our competitors. Gofba was established to address the current dangers that threaten the everyday internet user. We see two primary threats. The first is unrestricted, free access to inappropriate material. We have developed proprietary search algorithms which eliminate or make scarce inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. We believe we are the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and minimal advertising, we currently enjoy over 45 million users worldwide. Our user base is increasing at an ever-expanding rate.

Corporate Overview

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Our offices are located at 3281 E Guasti Road, Suite 700, Ontario, CA 91761 telephone number (909) 212-7662.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Gofba and the accounts of Great Tech, Inc. (GTI), an entity wholly-owned by Gofba’s Chairperson, President and majority stockholder. The consolidated entities are referred to herein as the “Company” and intercompany balances and transactions have been eliminated in consolidation.

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

Results of Operations

We have no significant revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2019, and the year-to-date period in 2020, we continue to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. From January 1, 2020 through September 30, 2020, we sold subscriptions to issue 321,500 shares of our common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to our primary offering in our effective Registration Statement on Form S-1. We believe that related cash proceeds will be sufficient to fund operations for the remainder of 2020.

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

Summary of Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(000's)	(000's)	(000's)	(000's)
Revenues	$-	$22	$21	$64
Cost of goods sold	-	19	22	61
Gross profit (loss)	-	3	(1)	3
Operating expenses:
General and administrative	$555	$479	$1,620	$1,446
Professional fees	108	123	332	308
Depreciation and amortization	13	13	39	56
Total operating expenses	676	615	1,991	1,810

Net Loss	$(676)	$(612)	$(1,992)	$(1,807)

Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

Revenue and Gross Profit

We did not generate revenue during the three months ended September 30, 2020. During the same period last year, we generated $22,000 of revenues by selling customer hardware to one customer. The expense attributable to the sold items was $19,000, thus our gross profit during the three months ended September 30, 2019 was $3,000. We do not expect to generate significant future revenues from sales of customer hardware products.

Net Loss

Our net loss increased by $64,000 to $676,000 during the three months ended September 30, 2020 from $612,000 during the same period last year. The increase in the net loss compared to the prior year is a result of the increase in general and administrative expenses of $76,000, which was partly offset by a decrease in professional fees of $15,000.

For the three months ended September 30, 2020, our most significant expense is included in general and administrative expense and represents over $300,000 of services related to our use of related party office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $76,000, from $479,000 for the three months ended September 30, 2019 to $555,000 during the same period in 2020. During the third quarter of 2020, the most significant expenses related to our use of office space, server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $310,000, software and application maintenance expenses of approximately $61,000, and executive compensation of approximately $14,000 (as an additional $56,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2020 condensed consolidated financial statements. The increase in current year general and administrative expenses resulted primarily from increased rent expenses.

Professional Fees

Our professional fees decreased by $15,000, to $108,000 during the three months ended September 30, 2020 from $123,000 during the same period in 2019. Professional fees incurred during the three months ended September 30, 2020, related principally to our outsourced staffing fees of approximately $46,000, investor and public relations fees of approximately $30,000 and legal, accounting and public company related expenses of approximately $21,000 associated with us preparing our 2020 Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed during the third quarter of 2020 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses remained unchanged at $13,000 during the three months ended September 30, 2020, as compared to the same period last year, as depreciable assets did not change significantly.

Nine months ended September 30, 2020 compared to Nine months ended September 30, 2019

Revenue and Gross Profit

We generated a nominal amount of revenues during the nine months ended September 30, 2020 by selling custom hardware to one customer in the amount of $21,000. The expense attributable to the sold items was $22,000, thus our gross profit during this period was negative $1,000. During the same period last year, we generated $64,000 of revenues by selling hardware to one customer. The expense attributable to the sold items was $61,000, thus our gross profit during the nine months ended September 30, 2019 was $3,000. We do not expect to generate significant future revenues from sales of customer hardware products.

Net Loss

Our net loss increased by $185,000 to $1,992,000 during the nine months ended September 30, 2020 from $1,807,000 during the same period last year. The increase in the net loss compared to the prior year is a result of the increase in general and administrative expenses of $174,000 and professional fees of $24,000, which was partly offset by a decrease in depreciation and amortization of $17,000.

For the nine months ended September 30, 2020, our most significant expense is included in general and administrative expense and represents over $900,000 of services related to our use of related party office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $174,000, from $1,446,000 for the nine months ended September 30, 2019 to $1,620,000 during the same period in 2020. During the first nine months of 2020, the most significant expenses related to our use of server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $946,000, software and application maintenance expenses of approximately $182,000, and executive compensation of approximately $56,000 (as an additional $168,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2020 condensed consolidated financial statements. The increase in current year general and administrative expenses resulted primarily from increased rent expenses.

Professional Fees

Our professional fees increased by $24,000, to $332,000 during the nine months ended September 30, 2020 from $308,000 during the same period in 2019. The increase was primarily attributable to our outsourced staffing fees of approximately $177,000, investor and public relations fees of approximately $60,000 incurred during the nine months ended September 30, 2020. The increase was also attributable to legal, accounting and public company fees of approximately $93,000 associated with us preparing our 2019 Annual Report on Form 10-K and our 2020 Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2020, and June 30, 2020, all three of which were filed during the first nine months of 2020 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $17,000 to $39,000 during the nine months ended September 30, 2020, as compared to $56,000 during the same period last year. The decrease was attributable to several assets subject to depreciation becoming fully-depreciated in 2020.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of September 30, 2020 was $345,000 and our monthly cash flow burn rate was approximately $95,000. In addition, we have incurred a significant amount of debt. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loans and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the nine months ended September 30, 2020, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the nine months ended September 30, 2020, we sold subscriptions to issue 321,500 shares of our common stock to 15 nonaffiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to our primary offering in our effective Registration Statement on Form S1. We utilized $448,000 of these cash proceeds to pay back deposits on common stock subscriptions during the same period. We believe that our cash balances will be sufficient to fund operations for the remainder of 2020.

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

Cash Requirements

We had cash balances of $345,000 and $94,000 as of September 30, 2020 and December 31, 2019, respectively. Based on limited revenues, current cash balances and current expected monthly cash burn rate of approximately $95,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2022 (as amended), along with accrued interest. During the nine months ended September 30, 2020, we sold subscriptions to issue 321,500 shares of our common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $933,000 for the nine months ended September 30, 2020, as compared to $717,000 for the same period in 2019. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In the first nine months of 2020, the net cash used in operating activities consisted primarily of our net loss of $1,900,000, offset by a non-cash related party lease expense of $802,000. In 2019, the net cash used in operating activities consisted primarily of our net loss of $1,687,000, a portion of which was offset by a non-cash equity award of approximately $46,000 and non-cash lease expense of $781,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We used $9,000 to purchase new computer hardware during the nine months ended September 30, 2020. None was spent during the same period last year. We did not use any cash in investing activities during the same period last year. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,193,000, compared to $846,000 for the same period in 2019. During the first nine months of 2020, cash proceeds from the sale of common stock subscriptions was $1,608,000; payments to deposits on subscription payables was $448,000; and net repayments of stockholder payable was $12,000. Additionally, we received a $45,000 Small Business Administration loan under the CARES Act. During the same period last year, financing activities consisted of mostly cash proceeds from the sale of common stock subscriptions in the amount of $977,000 and net repayments to the stockholder payable of $131,000.

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

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended September 30, 2020 and 2019, expenses associated with these services were $274,200 and $262,500, respectively. For the nine months ended September 30, 2020 and 2019, expenses associated with these services were $802,000 and $787,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictate and during the nine months ended September 30, 2020 and 2019, amounts funded to the Company by its Chairperson, President and majority stockholder were $802,000 and $787,000, respectively, and amounts returned during the same periods were $12,000 and $131,000, respectively. As of September 30, 2020 and December 31, 2019, the stockholder payable balance outstanding was $5,259,000 and $4,470,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our disclosure controls and procedures are not effective because of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we did not issue any unregistered securities.

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

During the nine months ended September 30, 2020, the Company returned deposits on common stock subscriptions of $448,000. As of September 30, 2020, we still have not received a response from pre-subscribers representing deposits of $129,000, while pre-subscribers representing deposits of $9,000 have recinded their investments. These amounts represent the only amounts still owed to pre-subscribers.

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

Gofba, Inc.

Dated: November 13, 2020	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: November 13, 2020	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

