Form 10-K
period 2020-12-31
Gofba, Inc.
filed 2021-03-25
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2020: $30,161,600 as based on last sales price of such stock ($5.00) prior to June 30, 2020 (in a private transaction). The voting stock held by non-affiliates on that date consisted of 6,032,320 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants:

                Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2021, there were 51,128,298 shares of common stock, no par value, outstanding.

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

Forward‑looking statements are not guarantees of future performance. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions as more fully described in the “Risk Factors” section of this Annual Report.

For example, due to the recent outbreak of coronavirus (COVID-19), the United States economy has experienced substantial turmoil that has, and will likely continue to, cause disruptions to our business operations, as well as social, economic, and labor instability.

The Company's future results and shareholder values may differ materially from those expressed in these forward‑looking statements. Readers are cautioned not to put undue reliance on any forward‑looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Business Overview

Gofba, Inc., was formed to create a safe haven for users of the internet. To that end, we have created an internet “supersite”, consisting of search, chat, email, and offsite file transfer and storage modules, in order to address dangerous, pressing issues not adequately addressed by our competitors. We see two primary threats to the average user of the internet. The first is unrestricted, free access to inappropriate material, including, but not limited to, pornographic material. To address this we have developed a “clean” database from scratch that does not contain inappropriate material and we use proprietary search algorithms which automatically eliminate, or make scarce, inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. Put simply, Gofba is the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and no advertising, we currently enjoy over 44 million users worldwide.1 Our user base has been consistently expanding since we launched Gofba Search in 2008, and we expect it to continue to increase. A number of our users are located in conservative countries and we discuss the unique nature of having users based in conservative countries below.

Internet Problems Identified

In order to best understand Gofba’s suite of products and services, and what makes them unique, it is helpful to understand what they were created to combat. As noted above, Gofba has identified a number of serious issues encountered by everyday users of the internet.

_________

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

A third problem is ease and speed of large file transfers. Traditionally it has been difficult to transfer large amounts of information in a speedy, user-friendly, and secure manner. Files can be transferred through both Gofba Chat and Gofba Vault, Gofba's offsite storage module. Both are easily accessible and allow for secure transfer of files of 5 Gigabytes at internal speeds of 10 Gigabits per second (Gbps).

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

Current Gofba Products and Solutions

In response to the multitude of issues facing users of the internet every day, Gofba has created a number of unique services to address these concerns and significantly improve a user’s internet experience, namely Gofba Search, Gofba Vault, Gofba Chat and Gofba Email. We also have a number of additional services we plan to rollout in the future, which are also detailed below. We believe that users are much more likely to return to a search engine and other services if they had a positive experience when they utilized the search engine and other services previously.

Gofba Chat: A secure messaging service that allows users to communicate with ease. Gofba Chat enables users to instantly transfer files up to 5GB at 10 Gbps internal transfer speed with a simple 'drag & drop' with the same 256-bit encryption. Users can also send chat messages via SMS. In the future we plan to have Gofba Chat instantly translate almost all of the world's most frequently used languages, as well as offer international keyboards, audio & video chatting, SMS messaging response, and include an additional 10 GB of storage in its own secure “vault”. Gofba Chat is a module that will play an integral role in Gofba Circle, our social network, in the future.

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

Gofba Email: Our new email platform, which we plan to rollout in the latter part of 2021, will be the most innovative email product on the market. It is virus free, junk mail free, and hacker free and offers a unique user experience. Gofba email will change the way people and businesses communicate. With up to 5 GB attachments, along with embedded audio and video, we believe Gofba Email will revolutionize the way emails will be sent and received.

The next steps and budget to bring Gofba Email to market are as follows:

Development – 2nd quarter 2021 - $45,000

Beta testing – 3rd quarter 2021 - $20,000

Future Gofba Products and Solutions

Gofba continues to invest in product development to add to this array of modules. In addition to the above products and services, we plan to launch Gofba Business Listing, Gofba Media, Gofba Marketplace, Gofba Concierge, Gofba Circle, Gofba University and Gofba Medical, along with several others.

Gofba Business Listing: We intend to roll out a business listing service that costs businesses very little to list their company, around $29.00 per month. Our plan is for our business listing service to also act as a rating system, similar to Yelp, except our business listings will start with a 5-star rating, and we plan to assist the listed companies with maintaining their 5-star rating and also, hopefully, utilize our suite of products and services. We plan to launch this service on an international level around the 2nd quarter of 2021 and we do not believe the service will involve any additional capital above what we already have allocated to the launch of our other products and services.

Gofba Media: This module, along with Gofba Chat, acts as the groundwork for Gofba Circle, our social networking platform. Currently, Gofba Media features location-based news content and is a viable source for advertisers to gain exposure. We plan to rollout Gofba Media in the fourth quarter of 2021.

The next steps and budget to bring Gofba Media to market are as follows:

Development – 2nd quarter 2021 - $30,000

Beta testing – 3rd quarter 2021 - $15,000

Gofba Marketplace: Gofba Marketplace is our e-commerce platform which will demonstrate a combination of retail, wholesale, and bidding. The first phase of Gofba Marketplace will be rolled out in fourth quarter 2021.

The next steps and budget to bring Gofba Marketplace to market are as follows:

Development – 4th quarter 2021 through 1st quarter 2022 - $30,000

Beta testing – 2nd quarter 2022 - $15,000

Gofba Concierge: This module will act as users' personal assistant with the ability to schedule appointments, manage calendars, and help with many more tasks. We plan to rollout Gofba Concierge in the second quarter of 2022. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Concierge or an anticipated budget.

Gofba Circle: This is our social media module which will segregate by age group on a secure and accountable platform. We plan to rollout Gofba Circle in the third quarter of 2022. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Circle or an anticipated budget.

Gofba University: GU is an aggregator of online classes offered first in the United States, then the world. It will allow anyone to go to college, keep track of your studies and show your expected graduation date, and the first two years of college are free. We plan to rollout Gofba University in the third quarter of 2022. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba University or an anticipated budget.

Gofba Medical: Gofba medical is a comprehensive medical app, designed to keep track of a patient’s medical records and have secure chats with medical personnel including your doctor or specialists referred by your doctor. Our plan is to give an accurate diagnosis using a world-wide database, combined with one of the fastest computer systems in the world. We plan to rollout Gofba Medical in the second quarter of 2022. Due to the anticipated rollout date being about one year away, we have not finalized a development and beta testing schedule for Gofba Medical or an anticipated budget.

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

As a result of Gofba’s HIPAA-compliant electronic communication capabilities, we are in discussions with hospitals, medical groups and insurance companies regarding those entities potentially utilizing Gofba for the transmission of patient information in order to be HIPAA-compliant. We have not yet signed any agreements with any of these entities but are hopeful we will do so in the future.

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

•

Exclusive Focus on Clean Content. Our business goal is to become the safe haven for internet users that desire a “pure” internet experience, one devoid of unwanted material. To date, this has led to over 44 million users worldwide who trust us to effectively exclude or make scarce inappropriate results. Most other web search providers have clearly established their position on filtering content – being unwilling or unable to effectively eliminate inappropriate search content from queries. We built our database from scratch and did not include inappropriate content in our database. As a result, certain known inappropriate terms do not exist in our database. This is drastically different than other search engines, which have the inappropriate content in their databases, but they simply try and scrub out the content on a search-by-search basis utilizing filters. Additionally, our unique database solution also allows us to tailor our search engine based on geography to disallow certain search results that may be objectionable to a certain country or society. For instance, conservative countries like China and certain middle-eastern countries do not want certain content returned with search results, even content that seems benign to western countries. Our technology allows us to scrub our database of those objectionable search results and, therefore, provide a clean search engine option to certain countries that currently disallow many of our competitors, such as Google. We believe this provides us with a distinct advantage in many countries that our competitors have been disallowed access due to their inability to filter out the undesirable content.

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

Sources of Revenue

Our business plan is to generate revenues, primarily from the following sources:

•

Advertising. In the second quarter of 2021, we plan to formally offer advertising on our primary products and services. To that end, our team has connected with enterprises which have indicated they would be willing to enter into year-long advertising contracts, but we do not have any signed agreements at this time. Gofba will continue to aggressively pursue advertising revenues. We have received interest from large, globally recognized enterprises, including Fortune 500 companies and large political organizations and hope to capitalize on that interest.

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

•

HIPAA. As noted above, we are in discussions with hospitals, medical groups and insurance companies regarding those entities potentially utilizing Gofba’s HIPAA-compliant electronic communication capabilities for the transmission of patient information in order to be HIPAA-compliant. We have not yet signed any agreements with any of these entities but are hopeful we will do so in the future. In the event we are successful in signing up these entities we believe they will be a strong source of revenue.

•

Gofba Business Listings. For our business listing service we plan to charge businesses around $29.00 per month in order to list their business in our business directory. Although we will be charging businesses for this service, we do not anticipate this will be a big revenue-generator for us, but we hope it will lead some of those businesses to pay us to place advertising on our website.

Source of Computer Storage and Processing

Since inception, we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations, as well as the processors and other technology equipment to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year, we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. We anticipate this will increase in future years as we need resources. The original Computer Towers Lease Agreement terminated on October 30, 2020, and was renewed for an additional five years with a new expiration date of October 30, 2025.

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

Market Leader Analysis

Presently, Gofba is entering the internet market for search, chat, email, e-commerce, and offsite storage.

The chart below details the 2020 revenues, percentage of U.S. market share, and market caps for each dominant player in the respective markets.

Name	Market	2020 Revenue	% U.S. Market Share(1)	Market Cap(2)
Google	Search	$168.64 billion	92.04%	$1.19 trillion
Amazon	E-commerce	$386 billion	47.05%	$1.63 trillion
Dropbox	Offsite Storage	$1.9 billion	34.44%	$9.0 billion
Facebook	Social Media	$86 billion	36.64%	$774 billion

Further market analysis reveals:

•	Each company reported a higher revenue in 2020 than in 2019, representing growth in each market segment.

•	Advertising is a major contributor to the revenue of each of these companies. Each of Gofba’s 32 modules either available or planned for development presents advertising revenue opportunities.

•	Other revenue streams include e-commerce and cloud based storage. Both are avenues that Gofba is pursuing. Gaining a fraction of markets will present significant revenue opportunities for Gofba.

•

Although each company has been categorized within a specific market, it is important to note that each company has many diversified yet integrated product lines and services, positioning Gofba competitively.

•	Each of these companies has achieved massive brand awareness which has undoubtedly contributed to their success in highly competitive markets.

Global Internet Use

According to eMartker, 3.9 billion people use the internet. In 2020 alone, 321 million more people have gained access to the internet.

Of Gofba’s 44 million users, the majority have been attracted from two of the three largest markets of internet users worldwide, China and the United States. This has been done through grassroots word of mouth and without promotion. The majority of Gofba’s users are in China with the U.S. close behind. According to Internet World Stats by Miniwatts Marketing Group, China alone accounts for over 19% of the world's internet users with 721 million users. The United States is home to 286 million internet users. The second largest market is India with 462 million internet users.

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

Some insight into why internet users of all ages can benefit from Gofba’s protection:

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

Below are some statistics to show the vast academic and organizational markets that Gofba intends to tap into:

•

According to the National Center for Education Statistics, in the U.S., in fall 2020, an estimated 50.7 million students attended public elementary and secondary schools. Public school systems employed close to 3.7 million full-time teachers.

•	According to the National Center for Education Statistics, in fall 2020, some 19.7 million students attended American colleges and universities, an increase of about 4.7 million since fall 2000.

•	According to Governing magazine, U.S. state and local governments employ over 16 million employees and the Federal government employees another 2.0 million employees.

In the past, we have not invested in advertising. Our user base has grown steadily since 2008 to over 44 million users. We believe this speaks to the need and desire for a safe internet product.

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

Staffing

As of December 31, 2020, we contract with 20 consultants and we have employment agreements with our Chief Executive Officer and President.

Human Capital Resources

As noted above, we only have a small number of employees. The remainder of our workforce is consultants due to the nature of our business. As it relates to our employees and the consultants that work with us:

Oversight and Management

Our executive officers are tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board regarding our human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including persons of color, veterans and LGBTQ to enhance our inclusive and diverse culture. We continue to invest in recruiting diverse talent.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Importantly during 2020, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. These actions helped minimize the impact of COVID-19 on our workforce.

Description of Property

Our executive offices are located in Ontario, California, at 3281 East Guasti Road, Suite 700, Ontario, CA 91761. This office space was approximately 5,600 square feet for approximately $12,500 per month. The lease expired on October 31, 2020, and we are currently renting two offices at the same location on a month-to-month basis.

            We also maintain office space at 13358 Monte Vista Ave., Chino, CA 91710.  We entered into this lease on October 1, 2017 and it terminates on October 1, 2022.  Under the terms of the lease we rent the space primarily for our computer servers and equipment. We pay $16,000 per month in rent. We lease this space from Sunray Trust.  Anna Chin, our President, is a trustee of Sunray Trust.

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we believe this information may be valuable to our shareholders. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

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

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for the development of our suite of products and services. For most of the past year, most states and localities have implemented social distancing and “work from home” regulations forcing companies to either shut down, slow down or alter their work routines. Since the development and testing of our suite of products can be a “hands on” process these alternative work arrangements have significantly slowed down our anticipated schedules for the development, marketing and launch of our products and services, which has had a negative impact our business. We anticipate that the longer these regulations remain in place, it will continue to disrupt the development of our products and services.

Our shareholders will likely experience dilution of their ownership interests due to the future issuance of additional shares of our common stock.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

(i)	we did not have sufficient segregation of duties within our accounting functions;

(ii)	we have limited policies and procedures and we have not documented our key internal controls; and

(iii)	our corporate governance and U.S. GAAP and SEC accounting resources were not commensurate with those required of a reporting company.

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

Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our projected use for the upcoming year, with each such amendment being approved by the non-interested members of our Board of Directors. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. Since we have not been able to pay the entire cost for the use of this computer storage and processing space, the amounts we owe Sunray Trust have been accrued. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. In the event we are unable to pay, Sunray Trust could prohibit us from utilizing the server towers, super computers and virtual servers necessary to store the data used in our operations as well as the processors to run our programs and applications, which would have a material adverse effect on our ability to operate our business. Anna Chin, our President, is a trustee of Sunray Trust. Excluding amounts owed under a separate promissory note, the total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, totaled $4,470,000 as of December 31, 2019 and $5,575,000 as of  December 31, 2020.

As of December 31, 2020, we owed Sunray Trust $1,284,697 in principal under a Promissory Note that matures on January 1, 2022, plus accrued interest. In the event we are unable to repay this amount on the maturity date we will be in default under the terms of the note.

Under the terms of a Promissory Note we owe Sunray Trust $1,284,697, plus interest, which is accruing at 5% per annum (simple interest). We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able to repay this obligation. In the event we are unable to repay this amount on the maturity date (January 1, 2022), we will be in default under the terms of the note, which could subject us to legal action regarding the amounts we owe Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust. As of December 31, 2020, we owe accrued interest on this note of $171,000.

From inception of the company through January 9, 2017 we received cash proceeds from individuals we call pre-subscribers herein. We do not believe such pre-subscriptions were an offer of securities, and if they were, that we complied the offering exemption provided for in Section 4(a)(2) of the Securities Act of 1933, as amended. If those assumptions prove incorrect we could be made to refund the pre-subscribers funds and/or be forced to pay penalties and fines to federal and/or state securities regulators.

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

In our prior offerings of our securities, we may have run afoul of certain state securities laws, which could cause us to pay substantial fines and/or face legal action from state regulatory authorities.

We are currently reviewing our prior offerings of securities for the purpose of reviewing our compliance with state securities’ laws in relation to those offerings. In the event we are found to have violated stated securities’ laws, we could be made to pay substantial fines and/or could face legal action from state regulatory authorities, which could have a significant impact on our financial capabilities as well as our operations.

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

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Such interference could result in a loss of existing users, and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our potential to grow revenues. The adoption of any laws or regulations that limit access to the Internet by blocking, degrading or charging access fees to us or our users for certain services could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our executive offices are located in Ontario, California, at 3281 East Guasti Road, Suite 700, Ontario, CA 91761. This office space is approximately 5,600 square feet for approximately $12,500 per month. The lease expired on October 31, 2020, and we are currently renting two offices at the same location on a month-to-month basis.

We also maintain office space at 13358 Monte Vista Ave., Chino, CA 91710.  We entered into this lease on October 1, 2017 and it terminates on October 1, 2022.  Under the terms of the lease we rent the space primarily for our computer servers and equipment. We pay $16,000 per month in rent. We lease this space from Sunray Trust.  Anna Chin, our President, is a trustee of Sunray Trust.

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

Holders

            As of December 31, 2020, there were 51,128,298 shares of our common stock outstanding held by approximately 500 holders of record. Of these shares, 6,032,320 were held by non-affiliates. As of June 30, 2020, there were 6,032,320 shares held by non-affiliates, which had an estimated market value of $30,161,600, based on the last price we sold our common stock prior to June 30, 2020 ($5.00/share).  As of March 25, 2021, there were 51,128,298 shares of our common stock outstanding held by approximately 500 holders of record.

Stock Options, Warrants and Convertible Debentures

As of December 31, 2020, we did not have any outstanding stock options, warrants or convertible debentures.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are not limited and are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2020.

Preferred Stock

As of December 31, 2020, we did not have any shares of preferred stock issued or outstanding.

Recent Issuance of Unregistered Securities

During the fourth quarter of the year ended December 31, 2020, we did not issue any unregistered securities.

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

Purchases of Equity Securities

During the year ended December 31, 2020, we did not purchase any of our equity securities.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We are a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by our competitors. Gofba was established to address the current dangers that threaten the everyday internet user. We see two primary threats. The first is unrestricted, free access to inappropriate material. We have developed proprietary search algorithms which eliminate or make scarce inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. We believe we are the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and minimal advertising, we currently enjoy over 44 million users worldwide. Our user base is increasing at an ever-expanding rate.

Corporate Overview

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Our offices are located at 3281 E. Guasti Road, Suite 700, Ontario, CA 91761 telephone number (909) 212-7662.

This discussion and analysis should be read in conjunction with our consolidated financial statements included as part of this report.

Critical Accounting Policies

Revenue

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue standard was effective for us on January 1, 2019.

We recognize revenue when a customer obtains control of promised services or products. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services/products. To achieve this core principle, management applies the following steps:

1. Identification of the contract, or contracts, with the customer

We determine that we have a contract with a customer when the contract is approved, it can identify each party's rights regarding the services to be transferred, it can identify the payment terms for the services, it has determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer's ability and intent to pay, which is based on a variety of factors, including the customer's historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2. Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract.

3. Determination of the transaction price

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services (or products) to the customer. Variable consideration is included in the transaction price if, in management s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Variable Consideration

Revenue is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Gofba and the accounts of Great Tech, Inc. (GTI), an entity wholly-owned by Gofba’s Chairperson, President and majority stockholder. The consolidated entities are referred to herein as the "Company" and intercompany balances and transactions have been eliminated in consolidation.

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

Results of Operations

We have no significant revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2020, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. From January 1, 2020 through December 31, 2020, we sold subscriptions to issue 321,500 shares of our common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to our primary offering in our effective Registration Statement on Form S-1.

We plan to focus on creating new revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

In March 2020, the World Health Organization characterized a novel coronavirus disease (“COVID-19”) as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic had a negative impact on our business, results of operations, and development of our technologies by causing increased difficulties in our efforts to raise equity capital after the pandemic began. We have relied on third party loans and cash advances from related parties.  We expect the pandemic to have a negative impact through 2021.  Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

Summary of Results of Operations

	Years ended December 31,
	2020	2019
	(000's)	(000's)
Revenues	$21	$64
Cost of goods sold	22	61
Gross (loss) profit	(1)	3
Operating expenses:
General and administrative	$2,155	$2,115
Professional fees	479	427
Depreciation and amortization	58	69
Total operating expenses	2,692	2,611

Net operating loss	$(2,693)	$(2,608)

Other income	45	-

Net loss	$(2,648)	$(2,608)

Revenue and Gross Profit

We generated a nominal amount of revenues during the year ended December 31, 2020 by selling custom hardware to one customer in the amount of $21,000. The expense attributable to the sold items was $22,000, thus our gross profit during this period was negative $1,000. During the same period last year, we generated $64,000 of revenues by selling hardware to one customer. The expense attributable to the sold items was $61,000, thus our gross profit during the year ended December 31, 2019 was $3,000. We do not expect to generate significant future revenues from sales of customer hardware products.

Net Loss

Our net loss increased by $40,000 to $2,648,000 during the year ended December 31, 2020 from $2,608,000 during the same period last year. The increase in the net loss compared to the prior year is a result of an increase in professional fees of $52,000 and in general and administrative expenses of $40,000, which was partly offset by a decrease in depreciation and amortization of $11,000, and an increase in other income of $45,000.

For the year ended December 31, 2020, our most significant expense is included in general and administrative expense and represents over $1,000,000 of services related to our use of a related party's office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $40,000, to $2,155,000 for the year ended December 31, 2020 from $2,115,000 during the same period last year. During the year 2020, the most significant expenses related to our use of a related party's server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $1,262,000, software and application maintenance expenses of approximately $414,000, and executive compensation of approximately $56,000 (as an additional $224,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2020 consolidated financial statements.

Professional Fees

Our professional fees increased by $52,000, to $479,000 during the year ended December 31, 2020 from $427,000 during the same period in 2019. Professional fees incurred during the year ended December 31, 2020, related principally to our outsourced staffing fees of approximately $193,000, investor and public relations fees of approximately $110,000 and legal, accounting and public company related expenses of approximately $121,000 associated with us preparing our 2019 Annual Report on Form 10-K and our 2020 Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020, all four reports of which were filed during the year of 2020 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $11,000 to $58,000 during the year ended December 31, 2020, as compared to $69,000 during the same period last year. The decrease was attributable to several assets subject to depreciation becoming fully-depreciated in 2020.

Other Income

We received a $45,000 loan obtained under the CARES Act. In November 2020, all amounts due pursuant to the $45,000 loan, including accrued interest, were forgiven. As a result, we recognized other income of $45,000 during the year ended December 31, 2020, and the balance due under the loan was $0 as of December 31, 2020.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of December 31, 2020 was $36,000 and our monthly cash flow burn rate was approximately $95,000. To assist with our cash requirements, in January 2021, we obtained $88,000 loan pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA (see further information below in Subsequent Events). We anticipate the need to continue raising funds through debt or equity financings for the remainder of 2021 to meet our current monthly cash requirements of approximately $95,000.  In addition, we have incurred a significant amount of debt, $1.5 million of which is due January 1, 2022. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the year ended December 31, 2020, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the year ended December 31, 2020, we sold subscriptions to issue 321,500 shares of our common stock to 15 nonaffiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to our primary offering in our effective Registration Statement on Form S-1. We utilized $454,000 of these cash proceeds to pay back deposits on common stock subscriptions during the same period.

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

During the second quarter of 2020, as part of the recent CARES Act resulting from the impact of the COVID-19 pandemic, we obtained a $45,000 loan with the Small Business Administration for the purpose of utilizing the loan proceeds in accordance with the Paycheck Protection Program under the CARES Act.  We spent the loan proceeds on eligible expenses and the full $45,000 loan amount and accrued interest were forgiven on November 10, 2020.  During the first quarter of 2021, we received a second PPP loan in the amount of $88,000.

As stated earlier in this report, the impact of the COVID-19 pandemic is highly uncertain and cannot be predicted with confidence; however, management expects it to negatively impact the development of the Company’s technologies and its ability to raise capital.

Cash Requirements

We had cash balances of $36,000 and $94,000 as of December 31, 2020 and 2019, respectively. Based on limited revenues, current cash balances and current expected monthly cash burn rate of approximately $95,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2022 (as amended), along with accrued interest of $171,000. During the year ended December 31, 2020, we sold subscriptions to issue 321,500 shares of our common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. To assist with our cash requirements, in January 2021, we obtained an $88,000 loan pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA (see further information below in Subsequent Events). We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $1,230,000 for the year ended December 31, 2020, as compared to $884,000 for the same period in 2019. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In 2020, the net cash used in operating activities consisted primarily of our net loss of $2,648,000, offset by non-cash lease expenses of $1,123,000.  In 2019, the net cash used in operating activities consisted primarily of our net loss of $2,608,000, a portion of which was offset by a non-cash equity award of approximately $61,000 and non-cash lease expenses of $1,243,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We used $9,000 to purchase new computer hardware during the year ended December 31, 2020. We did not use any cash in investing activities during the same period last year. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the year ended December 31, 2020 was $1,181,000, compared to $912,000 for the same period in 2019. During 2020, cash proceeds from the sale of common stock subscriptions were $1,608,000; payments to return deposits on subscription payables were $454,000; and net repayments of stockholder payable were $18,000. Additionally, we received $45,000 from a Small Business Administration loan obtained under the CARES Act. During the same period last year, financing activities consisted of mostly cash proceeds from the sale of common stock subscriptions in the amount of $1,056,000 and net repayments to the stockholder payable of $144,000.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 1, 2018, we entered into a promissory note with a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the promissory note, we borrowed $1,285,000 at 5% annual, simple interest and were originally obligated to repay the principal and interest amounts on January 1, 2020. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. We borrowed the funds to pay the remaining settlement amount due under the settlement agreement in a lawsuit we settled in 2018. The note’s maturity date has been extended to January 1, 2022 under the same terms.

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of December 31, 2020, $619,444 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the years ended December 31, 2020 and 2019, expenses associated with these services were $1,070,000 and $1,050,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the years ended December 31, 2020 and 2019, amounts funded to us by our Chairperson, President and majority stockholder were $1,123,000 and $1,244,000, respectively, and amounts returned during the same periods were $18,000 and $144,000, respectively. As of December 31, 2020 and 2019, the stockholder payable balance outstanding was $5,575,000 and $4,470,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

Subsequent Events

In January 2021, we entered into a second Paycheck Protection Program Term Note (the “Note 2”) with a lender pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA. We received total proceeds of $88,000, which we expect to use in accordance with the requirements of the CARES Act. Until the six-month anniversary of the Note 2 (the “Deferral Expiration Date of Note 2”), neither principal nor interest is due and payable. On the Deferral Expiration Date of Note 2, the outstanding principal of Note 2 that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest. We are accounting for the Note 2 using the debt model under ASC Topic 470.

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

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

3. Our corporate governance and U.S. GAAP and SEC accounting resources were not commensurate with those required of a reporting company. Although we are working to increase our accounting resources as our budget allows, we do not have all resources in place, which could lead to a delay in our reporting obligations.

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

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 10, 2021, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

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

John Larsen. Dr. Larsen, M.D. is our Vice President and a member of our Board of Directors. Dr. Larsen’s role at Gofba has primarily been to work alongside executives and board members, participating in and nurturing broad networks of alliances with others. He has worked to ensure highly productive relationships for the benefit of the organization. He has provided directional insight and been involved in business strategy involving attracting, retaining, and motivating staff, identifying revenue generation ventures, and identifying new business opportunities. Dr. Larsen was self-employed as a physician with Southwestern Medical Group from 1991 to 2015. From 2017 to present, he is employed as a Senior Physician Consultant with AIM Specialty Health. Dr. Larsen, M.D. graduated from Pacific Lutheran University in 1982 with a bachelor’s degree in Economics with Magna Cum Laude honors. He went on to graduate from the University of Washington School of Medicine in 1986 and after completed his residency in orthopedic surgery at the University of Southern California in 1991. After graduating, Dr. Larsen entered private practice and has been involved in the development of surgery centers and pain management clinics.

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

Joanna M. Kha. Mrs. Kha is an Assistant Vice President at East West Bank, a position she has held since 2007. In this capacity, Mrs. Kha is responsible for long term financial planning, and is involved in relationships in the banking and investment arena. She has provided information and instituted procedures for banking and accounting practices. Mrs. Kha has been working in the banking/financial industry since 1996. Mrs. Kha attended California State Polytechnic University.

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

Board Meetings and Committees

During 2020, the Board of Directors took written action on several occasions. The written actions were by unanimous consent. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the Board of Directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the Board members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated significant revenues to date.

Nomination Procedures For Appointment of Directors

As of December 31, 2020, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Anna Chin	0	0	0
William DeLisi	0	0	0
John Larsen	0	0	0
Alexander Garcia, Jr.	0	0	0
Joanna M. Kha	0	0	0

ITEM 11 ‑ EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2020,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2020, and 2019, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2020, 2019 and 2018. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Anna Chin	2020	121,248	(7)	-0-	-0-	-0-	-0-	-0-	18,648	(7)	139,896	(7)
President and CFO	2019	121,248	(6)	-0-	-0-	-0-	-0-	-0-	18,648	(6)	139,896	(6)
	2018	121,248	(1)	-0-	-0-	-0-	-0-	-0-	18,652	(2)	139,900

William DeLisi	2020	121,248	(7)	-0-	-0-	-0-	-0-	-0-	18,648	(7)	139,896	(7)
CEO and Secretary	2019	121,248	(6)	-0-	-0-	-0-	-0-	-0-	18,648	(6)	139,896	(6)
	2018	121,248	(3)	-0-	-0-	-0-	-0-	-0-	18,652	(4)	139,900

John Larsen	2020	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
Vice President	2019	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
	2018	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

Jeffrey Chin	2019	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
Former VP(5)	2018	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

_________

(1) Includes $30,312 in paid salary plus $90,936 in accrued salary.

(2) Paid flexible time off, all amounts accrued.

(3) Includes $40,416 in paid salary plus $80,832 in accrued salary.

(4) Paid flexible time off, all amounts accrued.

(5) Mr. Chin resigned as an executive officer and Director, effective November 20, 2019.

(6) All amounts accrued.

(7) Includes $74,614 paid in salary plus $46,634 in accrued salary.

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

The following table sets forth director compensation for 2020:

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

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2020:

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2020.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2020.

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

Of our directors, two are considered independent, Ms. Joanna Kha and Mr. Alexander Garcia, Jr.

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 10, 2021, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Anna Chin (3)	President, CFO, and a Director	42,034,878		82.2%

Common Stock	William DeLisi (3)	CEO, Secretary and a Director	1,000,000		1.9%

Common Stock	John Larsen (3)	VP and a Director	2,020,000		4.0%

Common Stock	Alexander Garcia, Jr (3)	Director	40,000		1%

Common Stock	Joanna M. Kha (3)	Director	108,000	(4)	1%

	All Officers and Directors as a Group (5 persons)		45,202,878		88.4%

_________

(1)

Unless otherwise indicated, based on 51,128,298 shares of Common Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person. Our executive officers and directors own an aggregate of 45,202,878 shares. Between 2009 and 2016, approximately 470 individuals or entities, including four investors that are now part of our officer and director group, gave us pre-subscription orders for shares of our common stock at between $1 and $5 per share, to be issued in the future only once we were in a position to issue their shares and if we were going to file to go public. In 2017, we sent a Disclosure Statement to those individuals asking if they wished to confirm their investment in Gofba and receive shares of our common stock, or if they desired to rescind their investment and receive their investment money back. Approximately 350 of those individuals or entities confirmed their investment in Gofba and indicated they wish to receive shares of Gofba common stock, and 76 indicated they wish to rescind their investment in Gofba and receive their investment funds back. In early May 2020, we sent letters to all those pre-subscribers that had requested a return of their funds but had not received them yet, asking that they confirm their address to us so we can return their funds. As we receive those letters back from pre-subscribers we have been returning their funds timely to the address indicated by each pre-subscriber. As of December 31, 2020, we had refunded all investments back to pre-subscribers that requested them but still have not received a response from pre-subscribers representing deposits of $129,000, while pre-subscribers representing deposits of $9,000 have rescinded their investments. These amounts represent the only amounts still owed to pre-subscribers.

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

Since inception we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the amount number of server towers, super computers and virtual servers our business operations require, with the amount amended annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. Since we have not have not been able to pay the entire cost for the use of this computer storage and processing space the amounts we owe Sunray Trust have been accrued through December 31, 2020. The total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, were $5,575,000 as of December 31, 2020. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. The original Computer Towers Lease Agreement terminated on October 20, 2020, and was renewed for an additional five years with a new expiration date of October 30, 2025.

On May 1, 2018, we entered into a promissory note with Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of the promissory note, we borrowed $1,284,697 at 5% percent annual, simple interest and are obligated to repay the principal and interest amounts on January 1, 2022 (as amended). The promissory note contains standard acceleration provisions upon an event of default. We borrowed the funds to pay the remaining settlement amount due to the plaintiffs under the settlement agreement in the lawsuit entitled lawsuit entitled Sharlelene Chang, Eileen Mach, Frank Pan, and Julie Tat v. Anna Chin, Bill DeLisi, and Gofba, Inc., Case No. CIV-DS1509468). The vast majority of the settlement payment amount was a return of the plaintiff’s investment monies. As a result, since we have paid the settlement proceeds in full, the plaintiffs no longer have the rights to acquire 477,600 shares of our common stock.

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,248, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending for one additional year. In the event we are not able to pay Ms. Chin and /or Mr. DeLisi cash compensation for their salaries, we are able to issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares will be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits while they are employed by us. In the event Ms. Chin or Mr. DeLisi are terminated without cause they are entitled to severance payments equal to the greater of (i) the remainder of the term under their employment agreement, or (ii) one year, whichever is greater. As of December 31, 2020, $619,444 is owed to these officers.

We maintain office space at 13358 Monte Vista Ave., Chino, CA 91710.  We entered into this lease on October 1, 2017 and it terminates on October 1, 2022.  Under the terms of the lease we rent the space primarily for our computer servers and equipment. We pay $16,000 per month in rent. We lease this space from Sunray Trust.  Anna Chin, our President, is a trustee of Sunray Trust.

Corporate Governance

As of December 31, 2020, our Board of Directors consisted of Anna Chin, William DeLisi, John Larsen, Alexander Garcia, Jr., and Joanna M. Kha. As of December 31, 2020, two of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2), namely Alexander Garcia, Jr. and Joanna M. Kha.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2020 and December 31, 2019 for professional services rendered by Haskell & White LLP for the audit for the years ended December 31, 2020 and December 31, 2019, quarterly reviews of our interim consolidated financial statements in 2019 and 2018 and services normally provided by the independent accountant in connection with statutory and regulatory filings, including our Form S-1 registration statement that was declared effective on November 12, 2019, were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees	$61,500	$61,750
Audit Related Fees	$-	$8,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$61,500	$69,750

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

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Item No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1(1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2(1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3(1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4(1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5(1)	Computer Towers Lease Agreement dated November 1, 2006

10.6(1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7(1)	Employment Agreement with Anna Chin dated May 14, 2018

10.8(1)	Employment Agreement with William DeLisi dated May 14, 2018

10.9(1)	Promissory Note issued to Sunray Trust dated May 1, 2018

10.10(2)	Amendment No. 1 to Computer Tower Lease Agreement by and between Gofba, Inc. Sunray Trust dated January 1, 2020

10.11(2)	Amendment No. 1 to Promissory Note issued to Sunray Trust dated March 5, 2020

10.12*	Amendment to Computer Towers Lease Agreement dated November 1, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________

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

Gofba, Inc.

Dated: March 25, 2021	By:	/s/ Anna Chin
Anna Chin
	Its:	President and Chief Financial Officer (Principal Accounting Officer)

Dated: March 25, 2021	By:	/s/ William DeLisi
William DeLisi
	Its:	Chief Executive Officer (Principal Executive Officer) and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2021	By:	/s/ Anna Chin
Anna Chin, Director

Dated: March 25, 2021	By:	/s/ William DeLisi
William DeLisi, Director

Dated: March 25, 2021	By:	/s/ John Larsen
John Larsen,

Dated: March 25, 2021	By:	/s/ Alexander Garcia, Jr.
Alexander Garcia, Jr., Director

Dated: March 25, 2021	By:	/s/ Joanna M. Kha
Joanna M. Kha, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Gofba, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gofba, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operations, and has limited liquidity, and management believes the Company does not currently possess sufficient working capital to fund its operations for a period of at least twelve months. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of a Matter

As summarized in Note 11 to the consolidated financial statements, the accompanying consolidated financial statements include significant transactions with related parties, and as a result, may not be indicative of the consolidated financial position or results of operations had the Company operated as an independent entity.

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

Irvine, California

March 25, 2021

GOFBA, INC.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

	2020	2019
	(000's)	(000's)
Assets
Current assets
Cash and cash equivalents	$36	$94
Prepaid expenses and other current assets	40	28

Total current assets	76	122

Property and equipment, net	44	56
Software development costs, net (Note 3)	845	639

Total assets	$965	$817

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,513	$1,039
Deposits on common stock subscriptions (Note 4)	131	586
Stockholder payable (Note 5)	5,575	4,470
Total current liabilities	7,219	6,095

Long-term liabilities
Note payable - related party (Note 6)	1,285	1,285
Interest payable – related party (Note 6)	171	107

Total liabilities	8,675	7,487

Commitments and contingencies (Notes 8-12)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,128,298 and 50,806,798 shares outstanding at December 31, 2020 and December 31, 2019, respectively	16,424	14,816
Non-controlling interest	(2,457)	(2,332)
Accumulated deficit	(21,677)	(19,154)

Total stockholders’ deficit	(7,710)	(6,670)

Total liabilities and stockholders’ deficit	$965	$817

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

	Years ended December 31,
	2020	2019
	(000's)	(000's)
	(except share and per share amounts)

Revenues	$21	64
Cost of goods sold	22	61

Gross (loss) profit	(1)	3
Costs and expenses
General and administrative	2,155	2,115
Professional fees	479	427
Depreciation and amortization	58	69

Total costs and expenses	2,692	2,611

Loss from operations	(2,693)	(2,608)

Other income	45	-

Net loss	(2,648)	(2,608)

Net loss attributable to non-controlling interest	(125)	(154)

Net loss attributable to the Company	$(2,523)	$(2,454)

Net loss per share
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Weighted average common shares outstanding
Basic	51,042,294	50,640,093
Diluted	51,042,294	50,640,093

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2018	50,383,998	$13,699	$(2,178)	$(16,700)	$(5,179)
Non-cash equity compensation (Note 4)	-	61	-	-	61
Sales of common stock for cash (Note 4)	422,800	1,056	-	-	1,056
Net loss for the year	-	-	(154)	(2,454)	(2,608)

Balance, December 31, 2019	50,806,798	14,816	(2,332)	(19,154)	(6,670)

Sales of common stock for cash (Note 4)	321,500	1,608	-	-	1,608
Net loss for the year	-	-	(125)	(2,523)	(2,648)

Balance, December 31, 2020	51,128,298	$16,424	$(2,457)	$(21,677)	$(7,710)

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	Years ended December 31,
	2020	2019
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(2,648)	$(2,608)
Less: Net loss attributable to non-controlling interest	(125)	(154)
Net loss attributable to the Company	(2,523)	(2,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(125)	(154)
PPP loan forgiveness	(45)	-
Non-cash equity compensation	-	61
Non-cash related party lease expense (Note 8)	1,123	1,243
Depreciation and amortization expense	58	69
Changes in:
Prepaid expenses and other current assets	(12)	10
Accounts payable and accrued expenses	230	277
Interest payable - related party	64	64
Net cash used in operating activities	(1,230)	(884)

Cash flows from investing activities
Software development costs and equipment expenditures	(9)	-
Net cash used in investing activities	(9)	-

Cash flows from financing activities
Proceeds from sales of common stock	1,608	1,056
Proceeds from PPP loan	45	-
Returns of deposits on common stock subscriptions	(454)	-
Net repayments against stockholder payable	(18)	(144)

Net cash provided by financing activities	1,181	912
Net (decrease) increase in cash and cash equivalents	(58)	28

Cash and cash equivalents, beginning of the year	94	66

Cash and cash equivalents, end of year	$36	$94

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$800	$800

Non-cash Investing Activities:
Accrual of software developments costs	$244	$244

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Future Operations, Liquidity, and Capital Resources

The Company has limited revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During 2020, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2020 through December 31, 2020, the Company sold subscriptions to issue 321,500 shares of its common stock to 15 non-affiliated investors in exchange for $1,607,500 of cash proceeds. All sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. The Company's working capital as of December 31, 2020 is insufficient to meet its operational cash requirements for the remainder of 2021 as such management plans to raise additional funds through out 2021 to meets its working capital needs.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained at one financial institution domiciled in the United States. Amounts on deposit with these financial institutions may, from time to time, exceed the federally-insured limit, as well as coverage provided by the Securities Investment Protection Corporation.

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

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

The Company’s net deferred tax assets at December 31, 2020 and 2019 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the years ended December 31, 2020 and 2019. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue guidance was effective for the Company on January 1, 2019. During the years ended December 31, 2020 and 2019, the Company sold custom hardware to one customer in the amount of $21,000 and $64,000, respectively.

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

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

Variable Consideration

Revenue is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.

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

Recent Accounting Pronouncements

In September 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-07, "Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting," which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU became effective for the year ended December 31, 2020 (and interim periods in 2021). The Company’s adoption of this ASU did not materially impact the consolidated financial statements.

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

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12") as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021 (and interim periods within fiscal year 2023), and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

2. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Office furniture, equipment and software	$206,000	$197,000
Less accumulated depreciation	(162,000)	(141,000)
Property and equipment, net	$44,000	$56,000

Depreciation expense for the years ended December 31, 2020 and 2019 was $21,000 and $12,000, respectively.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3. Software Development Costs

Software development costs, net consisted of the following:

	December 31,
	2020	2019

Capitalized software in-process	$825,000	$581,000
Website development	607,000	607,000
Less accumulated amortization	(587,000)	(550,000)
Software development costs, net	$845,000	$638,000

Amortization expense for the years ended December 31, 2020 and 2019 was $37,000 and $57,000, respectively.

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and has 51,128,298 and 50,806,798 shares outstanding as of December 31, 2020 and 2019, respectively. Of these outstanding shares, 50,041,498 shares were issued as of December 31, 2020 and 2019.

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

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

During the year ended December 31, 2020, the Company sold subscriptions to issue 321,500 shares of common stock in exchange for $1,607,500 of cash proceeds. These sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of December 31, 2020 and 2019, deposits of approximately $8,500,000 have been ratified.

In addition, as of December 31, 2020, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of December 31, 2020 and 2019, deposits on common stock subscriptions were $131,000 and $586,000, respectively. During the year ended December 31, 2020, the Company returned deposits on common stock subscriptions in the amount of $454,000.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of December 31, 2020 and 2019.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the years ended December 31, 2020 and 2019, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $1,123,000 and $1,243,000, respectively, and amounts returned during the same periods were $18,000 and $144,000, respectively. As of December 31, 2020 and 2019, the stockholder payable balance outstanding was $5,575,000 and $4,470,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

6. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and was obligated to repay the principal and interest amounts on January 1, 2020. In March 2020, the parties extended the maturity date of the note to January 1, 2022. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of December 31, 2020 and 2019 was $1,285,000, and interest payable related to the promissory note as of December 31, 2020 and 2019 was $171,000 and $107,000, respectively. For the years ended December 31, 2020, and 2019 the Company incurred interest expense from the promissory note of $64,000 and $64,000, respectively.

7. SBA Loan

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “Note”) with a lender pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $45,000, which management believes were used in accordance with the requirements of the CARES Act. Until the six-month anniversary of the Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest. The Company is accounting for the Note using the debt model under ASC Topic 470.

In November 2020, all amounts due pursuant to the Note, including accrued interest, were forgiven. As a result, the Company recognized other income of $45,000 during the year ended December 31, 2020, and the balance due under the Note was $0 as of December 31, 2020.

8. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the years ended December 31, 2020 and 2019, expenses associated with these services were $1,070,000 and $1,050,000, respectively (Note 11). The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expired on October 31, 2020.  We now lease space at this location on a month-to-month basis.  Rent expense for office space for the years ended December 31, 2020 and 2019 was $125,000 and $173,000, respectively.

Non-cancelable future minimum payments required under the Chino Hills lease are as follows as of December 31, 2020:

2021	$192,000
2022	144,000
$336,000

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

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

9. Income Taxes

As of December 31, 2020 and 2019, the Company has net deferred income tax assets that are mainly comprised of Federal and state net operating loss carryforwards in the amounts of approximately $10,800,000 and $10,000,000 respectively.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2020 and 2019.

10. Legal Proceedings

In the ordinary course of business, the Company is from time to time, involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s consolidated financial condition and/or results of operations. However, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of December 31, 2020 and 2019, amounts owed to these officers totaled $619,000 and $488,000, respectively, and such amounts are included in accounts payable and accrued expenses.

12. Subsequent Events

In January 2021, the Company entered into a second Paycheck Protection Program Term Note (the “Note 2”) with a lender pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA. The Company received total proceeds of $88,000, which management expects to use in accordance with the requirements of the CARES Act. Until the six-month anniversary of the Note 2 (the “Deferral Expiration Date of Note 2”), neither principal nor interest is due and payable. On the Deferral Expiration Date of Note 2, the outstanding principal of the Note 2 that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest. The Company is accounting for the Note 2 using the debt model under ASC Topic 470.

