Form 10-Q
period 2021-03-31
Gofba, Inc.
filed 2021-05-17
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(909) 212-7662

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2021, there were 51,128,298 shares of common stock, no par value, outstanding.

GOFBA, INC.

2

ITEM 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020 (Unaudited)

	March 31,	December 31,
	2021	2020
	(000's)	(000's)
Assets
Current assets
Cash and cash equivalents	$27	$36
Prepaid expenses and other current assets	36	40
Total current assets	63	76

Property and equipment, net	38	44
Software development costs, net (Note 3)	898	845

Total assets	$999	$965

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,676	$1,513
Deposits on common stock subscriptions (Note 4)	131	131
Stockholder payable (Note 5)	5,977	5,575
Note payable - related party (Note 6)	1,285	1,285
Interest payable – related party (Note 6)	187	171
Total current liabilities	9,256	8,675

Long-term liabilities
SBA loan	88	-
Total liabilities	9,344	8,675

Commitments and contingencies (Note 8)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,128,298 and 51,128,298 shares outstanding at March 31, 2021 and December 31, 2020, respectively	16,424	16,424
Non-controlling interest	(2,484)	(2,457)
Accumulated deficit	(22,285)	(21,677)

Total stockholders’ deficit	(8,345)	(7,710)

Total liabilities and stockholders’ deficit	$999	$965

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(000's)	(000's)
	(except share and per share amounts)
Revenues	$-	21
Cost of goods sold	-	(22)

Gross profit	-	(1)
Costs and expenses
General and administrative	486	536
Professional fees	133	127
Depreciation and amortization	16	13

Total costs and expenses	635	676

Net loss	(635)	(677)

Net loss attributable to non-controlling interest	(27)	(34)

Net loss attributable to the Company	$(608)	(643)

Net loss per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	51,128,298	50,821,952
Diluted	51,128,298	50,821,952

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)

Balance, December 31, 2020	51,128,298	$16,424	$(2,457)	$(21,677)	$(7,710)
Net loss	-	-	(27)	(608)	(636)

Balance, March 31, 2021	51,128,298	$16,424	$(2,484)	$(22,285)	$(8,345)

Balance, December 31, 2019	50,806,798	$14,816	$(2,332)	$(19,154)	$(6,670)
Sales of common stock for cash (Note 4)	21,500	108	-	-	108
Net loss	-	-	(34)	(643)	(677)

Balance, March 31, 2020	50,828,298	$14,924	$(2,366)	$(19,797)	$(7,239)

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three months ended March 31,
	2021	2020
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(635)	$(677)
Less: Net loss attributable to non-controlling interest	(27)	(34)
Net loss attributable to the Company	(608)	(643)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(27)	(34)
Non-cash lease expense (Note 8)	319	310
Depreciation and amortization expense	16	13
Changes in:
Accounts receivable	-	(8)
Prepaid expenses and other current assets	4	(1)
Accounts payable and accrued expenses	100	149
Interest payable - related party	16	16
Net cash used in operating activities	(180)	(198)

Cash flows from investing activities
Software development costs and equipment expenditures	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from sales of common stock	-	108
Proceeds from SBA loan	88	-
Net advances from stockholder payable	83	(4)

Net cash provided by financing activities	171	104
Net decrease in cash and cash equivalents	(9)	(94)

Cash and cash equivalents, beginning of the period	36	94

Cash and cash equivalents, end of period	$27	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$-

Non-cash investing activities:
Accrual of software developments costs	$63	$56

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

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended December 31, 2020. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2020 audited consolidated financial statements may have been omitted from these interim unaudited consolidated financial statements.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2020.

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

Future Operations, Liquidity, and Capital Resources

The Company has limited revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During the quarter ended March 31, 2021, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. The Company requires significant amounts of cash to fund its planned development activities and repay its debt, and as such management plans to raise additional funds throughout 2021 to meet its working capital needs.

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

Impairment of Long-Lived Assets

Management reviews the recoverability of long-lived assets, such as property and equipment and software development costs, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows, undiscounted and without interest charges, from the related operations. If the aggregate of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets. Management determined that there were no impairment charges to be recognized for three months ended March 31, 2021 or 2020. There can be no assurance, however, that market conditions and technologies will not change or demand for the Company’s products will materialize, which could result in an impairment of long-lived assets in the future.

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

The Company’s net deferred tax assets at March 31, 2021 and 2020 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the three months ended March 31, 2021 and 2020. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue guidance was effective for the Company on January 1, 2019. During the three months ended March 31, 2021 and 2020, the Company sold custom hardware to one customer in the amount of $0 and $21,000, respectively.

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

2. Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2021	2020

Office furniture, equipment and software	$206,000	$206,000
Less accumulated depreciation	(168,000)	(162,000)
Property and equipment, net	$38,000	$44,000

Depreciation expense for the three months ended March 31, 2021 and 2020 was $6,000 and $3,000, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Software Development Costs

Software development costs, net consisted of the following:

	March 31,	December 31,
	2021	2020

Capitalized software in-process	$888,000	$825,000
Website development	607,000	607,000
Less accumulated amortization	(597,000)	(587,000)
Software development costs, net	$898,000	$845,000

Amortization expense for the three months ended March 31, 2021 and 2020 was $10,000 and $10,000, respectively.

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and has 51,128,298 shares outstanding as of March 31, 2021 and December 31, 2020. Of these outstanding shares, 50,041,498 shares were issued as of March 31, 2021 and December 31, 2020.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of March 31, 2021 and December 31, 2020, deposits of approximately $8,500,000 have been ratified.

In addition, as of March 31, 2021, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of March 31, 2021 and December 31, 2020, deposits on common stock subscriptions were $131,000. During the three months ended March 31, 2021, the Company did not make any payment to return deposits on common stock subscriptions.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of March 31, 2021 and December 31, 2020.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the three months ended March 31, 2021 and 2020, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $402,000 and $310,000, respectively, and amounts returned during the same periods were $-0- and $4,000, respectively. As of March 31, 2021 and December 31, 2020, the stockholder payable balance outstanding was $5,977,000 and $5,575,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and was obligated to repay the principal and interest amounts on January 1, 2020. In March 2020, the parties extended the maturity date of the note to January 1, 2022. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of March 31, 2021 and December 31, 2020 was $1,285,000, and interest payable related to the promissory note as of March 31, 2021 and December 31, 2020 was $187,000 and $171,000, respectively. For the three months ended March 31, 2021, and 2020 the Company incurred interest expense from the promissory note of $16,000 and $16,000, respectively.

7. SBA Loan

In January 2021, the Company entered into a Paycheck Protection Program Term Note (the “Note”) with a lender pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $88,000, which management believes were used in accordance with the requirements of the CARES Act. Until the ten-month anniversary of the covered period of the Note (the “Deferment Period”), neither principal nor interest is due and payable. Interest will continue to accrue during the deferment period. After the Deferment Period, the outstanding principal of the Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest. The Company is accounting for the Note using the debt model under ASC Topic 470. The balance due under the Note was $88,000 as of March 31, 2021.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended March 31, 2021 and 2020, expenses associated with these services were $271,000 and $263,000, respectively. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

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

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expired on October 31, 2020. Currently, the Company leases space at the location on a month-to-month basis. Rent expense for office space for the three months ended March 31, 2021 and 2020 was $500 and $36,000, respectively.

Non-cancelable future minimum payments required under the Chino Hills lease are as follows as of March 31, 2021:

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Years Ending December 31,

2021 (remaining)	$144,000
2022	144,000
$288,000

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Income Taxes

As of March 31, 2021, the Company has net deferred income tax assets that are mainly comprised of Federal and state net operating loss carryforwards in the amounts of approximately $11,000,000.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at March 31, 2021 and December 31, 2020.

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

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of March 31, 2021 and December 31, 2020, amounts owed to these officers totaled $689,000 and $619,000, respectively, and such amounts are included in accounts payable and accrued expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operation contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include our ability to raise additional funds via the sale of our stock or issuance of notes payable, our ability to generate significant and recurring revenue from our products and services, international, national and local general economic and market conditions; the COVID-19 global pandemic; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

We are a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by our competitors. Gofba was established to address the current dangers that threaten the everyday internet user. We see two primary threats. The first is unrestricted, free access to inappropriate material. We have developed proprietary search algorithms which eliminate or make scarce inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. We believe we are the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and minimal advertising, we currently enjoy over 44 million users worldwide. Our user base is increasing at an ever-expanding rate

Corporate Overview

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Our offices are located at 3281 E. Guasti Road, Suite 700, Ontario, CA 91761, telephone number (909) 212-7662.

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements included as part of this report.

Critical Accounting Policies

Revenue

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue standard was effective for us on January 1, 2019.

We recognize revenue when a customer obtains control of promised services or products. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services/products. To achieve this core principle, management applies the following steps:

1. Identification of the contract, or contracts, with the customer

We determine that we have a contract with a customer when the contract is approved, it can identify each party’s rights regarding the services to be transferred, it can identify the payment terms for the services, it has determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

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

Results of Operations

We have no significant revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2020, and the year-to-date period in 2021, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the three months ended March 31, 2021, we obtained an SBA loan for $88,000. As of the date of this report, we continue to seek equity financing which we expect to be sold pursuant to our primary offering in our effective Registration Statement on Form S-1.

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

Summary of Results of Operations

	Three Months Ended March 31,
	2021	2020
	(000's)	(000's)
Revenues	$-	$21
Cost of goods sold	-	(22)
Gross profit (loss)	-	(1)
Operating expenses:
General and administrative	$486	$536
Professional fees	133	127
Depreciation and amortization	16	13
Total operating expenses	635	676

Net Loss	$(635)	$(677)

Revenue and Gross Profit

We generated no revenue during the three months ended March 31, 2021. During the same period last year, we generated $21,000 of revenues by selling hardware to one customer. The expense attributable to the sold items was $22,000, thus our gross profit during the same period last year was negative $1,000. We do not expect to generate significant future revenues from sales of customer hardware products.

Net Loss

Our net loss decreased by $42,000 to $635,000 during the three months ended March 31, 2021 from $677,000 during the same period last year. The decrease in the net loss compared to the prior year is a result of a decline in general and administrative expenses of $50,000, partially offset from an increase in professional fees of $6,000 and in depreciation and amortization of $3,000.

For the three months ended March 31, 2021, our most significant expense is included in general and administrative expense and represents over $300,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses decreased by $50,000, to $486,000 for the three months ended March 31, 2021 from $536,000 during the same period last year. During the quarter ended March 31, 2021, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $319,000, software and application maintenance expenses of approximately $87,000, and executive compensation of approximately $14,000 (as an additional $56,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2021 condensed consolidated financial statements.

Professional Fees

Our professional fees increased by $6,000, to $133,000 during the three months ended March 31, 2021 from $127,000 during the same period in 2020. Professional fees incurred during the three months ended March 31, 2021, related principally to our outsourced staffing fees of approximately $42,000, investor and public relations fees of approximately $26,000 and legal, accounting and public company related expenses of approximately $65,000 associated with us preparing our 2020 Annual Report on Form 10-K and a post-effective amendment to our Registration Statement on Form S-1 which were prepared during the first quarter of 2021 and filed with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased by $3,000 to $16,000 during the three months ended March 31, 2021, as compared to $13,000 during the same period last year.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of March 31, 2021 was $27,000 and our monthly cash flow burn rate was approximately $60,000. To assist with our cash requirements, in January 2021, we obtained $88,000 loan pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA. We need to continue raising funds through debt or equity financings for the remainder of 2021 to meet our current monthly cash requirements of approximately $60,000. In addition, we have incurred a significant amount of debt, $1.5 million including accrued interest, which is due January 1, 2022. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the three months ended March 31, 2021, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the three months ended March 31, 2021, we sold no stock subscriptions and made no payments to return deposits on common stock subscriptions.

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

During the second quarter of 2020, as part of the recent CARES Act resulting from the impact of the COVID-19 pandemic, we obtained a $45,000 loan with the Small Business Administration (“SBA”) for the purpose of utilizing the loan proceeds in accordance with the Paycheck Protection Program under the CARES Act (“PPP Program”). We spent the loan proceeds on eligible expenses and the full $45,000 loan amount and accrued interest were forgiven on November 10, 2020. During the first quarter of 2021, we received a second SBA loan in the amount of $88,000 pursuant to the PPP Program.

As stated earlier in this report, the impact of the COVID-19 pandemic is highly uncertain and cannot be predicted with confidence; however, management expects it to negatively impact the development of the Company’s technologies and its ability to raise capital.

Cash Requirements

We had cash balances of $27,000 and $36,000 as of March 31, 2021 and December 31, 2020, respectively. Based on limited revenues, current cash balances and current expected monthly cash burn rate of approximately $60,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2022 (as amended), along with accrued interest of $187,000. During the three months ended March 31, 2021, we continued to seek out additional debt and/or equity financing and in January 2021, we obtained an $88,000 SBA loan. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $180,000 during the three months ended March 31, 2021, as compared to $198,000 for the same period in 2020. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In the first quarter of 2021, the net cash used in operating activities consisted primarily of our net loss of $635,000, offset by non-cash lease expenses of $319,000. In three months ended March 31, 2020, the net cash used in operating activities consisted primarily of our net loss of $677,000, which was offset by a non-cash lease expenses of $310,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the three months ended March 31, 2021 and 2020. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the three months ended March 31, 2021 was $171,000, compared to $104,000 for the same period in 2020. During the three months ended March 31, 2021, cash proceeds from the sale of common stock subscriptions were none, net advances from stockholder payable were $83,000 and additionally, we received $88,000 from a Small Business Administration loan obtained under the CARES Act. During the same period last year, financing activities consisted of mostly cash proceeds from the sale of common stock subscriptions in the amount of $108,000 and net repayments to the stockholder payable of $4,000.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of March 31, 2021 and December 31, 2020, $689,000 and $619,000 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended March 31, 2021 and 2020, expenses associated with these services were $271,000 and $263,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the three months ended March 31, 2021 and 2020, amounts funded to us by our Chairperson, President and majority stockholder were $402,000 and $310,000, respectively, and amounts returned during the same periods were $-0- and $4,000, respectively. As of March 31, 2021 and December 31, 2020, the stockholder payable balance outstanding was $5,977,000 and $5,575,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the three months ended March 31, 2021, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Status of Registered Offering

On April 8, 2021, we filed a post-effective amendment to our Registration Statement on Form S-1, primarily to (i) include the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that was filed with the Commission on March 25, 2021, (ii) update certain other information in the Registration Statement, (iii) update information regarding the money raised in the offering to date, and (iv) extend the termination date of the offering from November 12, 2020 to September 30, 2021. The Commission declared the post-effective amendment effective on April 16, 2021. The primary offering registered in our Registration Statement is 2,000,000 shares of our common stock at $5.00 a share, for a total offering of $10,000,000. To date, we have sold 321,500 shares of our common stock for $1,607,500 under this offering.

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

During the three months ended March 31, 2021, the Company did not make any payment to return deposits on common stock subscriptions, and as of March 31, 2021, $131,000 is owed to the pre-subscribers.

ITEM 6 Exhibits

Item No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1(1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2(1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3(1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4(1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5(1)	Computer Towers Lease Agreement dated November 1, 2006

10.6(1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7(1)	Employment Agreement with Anna Chin dated May 14, 2018

10.8(1)	Employment Agreement with William DeLisi dated May 14, 2018

10.9(1)	Promissory Note issued to Sunray Trust dated May 1, 2018

10.10(2)	Amendment No. 1 to Computer Tower Lease Agreement by and between Gofba, Inc. Sunray Trust dated January 1, 2020

10.11(2)	Amendment No. 1 to Promissory Note issued to Sunray Trust dated March 5, 2020

10.12(3)	Amendment to Computer Towers Lease Agreement dated November 1, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on May 25, 2018.

(2)	Incorporated by reference from our Annual Report on Form 10-K (12/31/19) filed with the Commission on April 14, 2020.

(3)	Incorporated by reference from our Annual Report on From 10-K (12/31/20) filed with the Commission on March 25, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gofba, Inc.

Dated: May 17, 2021	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: May 17, 2021	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

