Form 10-Q
period 2021-06-30
Gofba, Inc.
filed 2021-08-16
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2021, there were 51,131,234 shares of common stock, no par value, outstanding.

GOFBA, INC.

2

ITEM 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020 (Unaudited)

	June 30,	December 31,
	2021	2020
	(000's)	(000's)
Assets
Current assets
Cash and cash equivalents	$250	$36
Prepaid expenses and other current assets	32	40

Total current assets	282	76

Property and equipment, net	31	44
Software development costs, net (Note 3)	944	845

Total assets	$1,257	$965

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,837	$1,513
Deposits on common stock subscriptions (Note 4)	131	131
Stockholder payable (Note 5)	6,365	5,575
Note payable (Note 6)	270	-
Note payable - related party (Note 7)	1,285	1,285
Interest payable – related party (Note 7)	203	171
Total current liabilities	10,091	8,675

Long-term liabilities
SBA loan (Note 8)	88	-
Total liabilities	10,179	8,675

Commitments and contingencies (Note 9)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,131,234 and 51,128,298 shares outstanding at June 30, 2021 and December 31, 2020, respectively	16,439	16,424
Non-controlling interest	(2,511)	(2,457)
Accumulated deficit	(22,850)	(21,677)

Total stockholders’ deficit	(8,922)	(7,710)

Total liabilities and stockholders’ deficit	$1,257	$965

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(000's)	(000's)	(000's)	(000's)
	(except share and per share amounts)		(except share and per share amounts)
Revenues	$-	-	$-	$21
Cost of goods sold	-	-	-	(22)

Gross profit (loss)	-	-	-	(1)
Costs and expenses
General and administrative	480	528	966	1,064
Professional fees	89	97	222	224
Depreciation and amortization	23	13	39	26

Total costs and expenses	592	638	1,227	1,314

Net loss	(592)	(638)	(1,227)	(1,315)

Net loss attributable to non-controlling interest	(27)	(32)	(54)	(66)

Net loss attributable to the Company	$(565)	(606)	$(1,173)	$(1,249)

Net loss per share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	51,129,240	51,088,738	51,128,772	50,955,345
Diluted	51,129,240	51,088,738	51,128,772	50,955,345

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

 Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2020	51,128,298	$16,424	$(2,457)	$(21,677)	$(7,710)
Net loss	-	-	(27)	(608)	(636)
Balance, March 31, 2021	51,128,298	16,424	(2,484)	(22,285)	(8,345)
Sales of common stock for cash (Note 4)	2,936	15	-	-	15
Net loss	-	-	(27)	(565)	(592)
Balance, June 30, 2021	51,131,234	$16,439	$(2,511)	$(22,850)	$(8,922)

Balance, December 31, 2019	50,806,798	$14,816	$(2,332)	$(19,154)	$(6,670)
Sales of common stock for cash (Note 4)	21,500	108	-	-	108
Net loss	-	-	(34)	(643)	(677)
Balance, March 31, 2020	50,828,298	14,924	(2,366)	(19,797)	(7,239)
Sales of common stock for cash (Note 4)	300,000	1,500	-	-	1,500
Net loss	-	-	(32)	(606)	(638)
Balance, June 30, 2020	51,128,298	$16,424	$(2,398)	$(20,403)	$(6,377)

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six months ended June 30,
	2021	2020
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(1,227)	$(1,315)
Less: Net loss attributable to non-controlling interest	(54)	(66)
Net loss attributable to the Company	(1,173)	(1,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(54)	(66)
Non-cash lease expense (Note 9)	639	527
Depreciation and amortization expense	39	26
Changes in:
Prepaid expenses and other current assets	8	-
Accounts payable and accrued expenses	198	155
Interest payable - related party	32	32
Net cash used in operating activities	(311)	(575)

Cash flows from investing activities
Software development costs and equipment expenditures	-	(30)
Net cash used in investing activities	-	(30)

Cash flows from financing activities
Proceeds from sales of common stock	15	1,608
Proceeds from SBA loan	88	45
Payments against subscriptions payable	-	(448)
Proceeds from note payable	270	-
Net advances (repayments) against stockholder payable	152	(8)

Net cash provided by financing activities	525	1,197
Net increase in cash and cash equivalents	214	592

Cash and cash equivalents, beginning of the period	36	94

Cash and cash equivalents, end of period	$250	$686

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$-

Non-cash investing activities:
Accrual of software developments costs	$125	$97

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

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2020.

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

Future Operations, Liquidity, and Capital Resources

The Company has not yet commenced its primary revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During three months ended June 30, 2021, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit and working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. The Company requires significant amount of cash to fund its planned development activities and repay its debt, and as such management plans to raise additional funds throughout 2021 to meets its working capital needs.

The Company plans to focus on creating revenue generating activities through various initiatives. Since the Company has not completed development of its technologies and has not established any sources of recurring revenue to cover its operating costs, the Company plans to continue to fund its losses through continued issuance of its common stock and support from its primary stockholder and other related parties.

In March 2020, the World Health Organization characterized a novel coronavirus disease (“COVID-19”) as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. Under these policies and conditions, the Company was restricted in to meeting potential investors and strategic partners and having difficulties in managing its workforce. The ultimate impact of the COVID-19 pandemic on the Company’s business, results of operations, development of the Company’s technologies, and ability to raise capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Any resulting financial impact cannot be reasonably estimated at this time, but management expects it will continue to have a material impact on the Company’s business, financial condition and results of operations.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained at two financial institutions domiciled in the United States. Amounts on deposit with these financial institutions may, from time to time, exceed the federally-insured limit, as well as coverage provided by the Securities Investment Protection Corporation.

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

Impairment of Long-Lived Assets

Management reviews the recoverability of long-lived assets, such as property and equipment and software development costs, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows, undiscounted and without interest charges, from the related operations. If the aggregate of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets. Management determined that there were no impairment charges to be recognized for three and six months ended June 30, 2021 or 2020. There can be no assurance, however, that market conditions and technologies will not change or demand for the Company’s products will materialize, which could result in an impairment of long-lived assets in the future.

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

The Company’s net deferred tax assets at June 30, 2021 and December 31, 2020 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the three and six months ended June 30, 2021 and 2020. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new revenue guidance was effective for the Company on January 1, 2019.

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

2. Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020

Office furniture, equipment and software	$206,000	$206,000
Less accumulated depreciation	(175,000)	(162,000)
Property and equipment, net	$31,000	$44,000

Depreciation expense for the three months ended June 30, 2021 and 2020 was $7,000 and $3,000, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $13,000 and $6,000, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Software Development Costs

Software development costs, net consisted of the following:

	June 30,	December 31,
	2021	2020

Capitalized software in-process	$794,000	$825,000
Website development	764,000	607,000
Less accumulated amortization	(613,000)	(587,000)
Software development costs, net	$945,000	$845,000

Amortization expense for the three months ended June 30, 2021 and 2020 was $16,000 and $10,000, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $26,000 and $20,000, respectively.

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and has 51,131,234 shares outstanding as of June 30, 2021. Of these outstanding shares, 50,041,498 shares were issued as of June 30, 2021.

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

During the quarter ended June 30, 2021, the Company sold subscriptions to issue 2,936 shares of common stock in exchange for $14,800 of cash proceeds. These sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of June 30, 2021 and December 31, 2020, deposits of approximately $8,500,000 have been ratified.

In addition, as of June 30, 2021, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of June 30, 2021 and December 31, 2020, deposits on common stock subscriptions were $131,000. During the three months ended June 30, 2021, the Company did not make any payment to return deposits on common stock subscriptions.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of June 30, 2021 and December 31, 2020.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictate and during the six months ended June 30, 2021 and 2020, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $795,000 and $589,000, respectively, and amounts returned during the same periods were $4,000 and $69,000, respectively. As of June 30, 2021 and December 31, 2020, the stockholder payable balance outstanding was $6,365,000 and $5,575,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable

On June 18, 2021, the Company entered into a promissory note with an investor of the Company. Under the terms of the promissory note, the Company borrowed $270,000 at 7% at annual, simple interest and is obligated to pay monthly interest starting July 15, 2021 with the principal balance payable on June 15, 2022. The balance of the promissory note as of June 30, 2021 was $270,000 and interest payable related to the promissory note as of June 30, 2021 was $621. For the three and six months ended June 30, 2021, the Company incurred interest expense from the promissory note of $621.

7. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and was obligated to repay the principal and interest amounts on January 1, 2020. In March 2020, the parties extended the maturity date of the note to January 1, 2022. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of June 30, 2021 and December 31, 2020 was $1,285,000, and interest payable related to the promissory note as of June 30, 2021 and December 31, 2020 was $203,000 and $171,000, respectively. For the three months ended June 30, 2021 and 2020, the Company incurred interest expense from the promissory note of $16,000and for the six months ended June 30, 2021 and 2020, the Company incurred interest expense from the promissory note of $32,000.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. SBA Loan

In January 2021, the Company entered into a Paycheck Protection Program Term Note (the “Note”) with a lender pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $88,000, which management believes were used in accordance with the requirements of the CARES Act. Until the ten-month anniversary of the covered period of the Note (the “Deferment Period”), neither principal nor interest is due and payable. Interest will continue to accrue during the deferment period. After the Deferment Period, the outstanding principal of the Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest. The Company may apply for forgiveness which shall be calculated in accordance with the requirements of the Paycheck Protection Program Interim Final Rule. The Company is accounting for the Note using the debt model under ASC Topic 470. The balance due under the Note was $88,000 as of June 30, 2021.

9. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended June 30, 2021 and 2020, expenses associated with these services were $271,000 and $265,000, respectively. For the six months ended June 30, 2021 and 2020, expenses associated with these services were $544,000 and $528,000, respectively. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

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

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expired on October 31, 2020. Currently, the Company leases space at the location on a month-to-month basis. Rent expense for office space for the three months ended June 30, 2021 and 2020 was $1,000 and $86,000, respectively.

Non-cancelable future minimum payments required under the Chino Hills lease with related party are as follows as of June 30, 2021:

Years Ending December 31,

2021(remaining)	$96,000
2022	144,000
$240,000

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Since inception, the Company has leased access to computer storage and processing space, as well as office space, from a trust controlled by the Company’s Chairperson, President and majority stockholder. See Note 9 above for further discussion.

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of June 30, 2021 and December 31, 2020, amounts owed to these officers totaled $713,000 and $619,000, respectively, and such amounts are included in accounts payable and accrued expenses.

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

Results of Operations

We have no significant revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2020, and the year-to-date period in 2021, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the three months ended June 30, 2021, we issued a promissory note for $270,000 cash proceeds and sold subscriptions to issue 2,936 shares of common stock in exchange for $14,800 of cash proceeds. As of the date of this report, we continue to seek additional equity financing which we expect to be sold pursuant to our primary offering in our effective Registration Statement on Form S-1.

We plan to focus on creating revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

During the three months ended June 30, 2021, we launched our Five Star Business Listing services and GOFBA News modules. During the three months ended June 30, 2021, there were no revenues generated from these two new modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

In March 2020, the World Health Organization characterized a novel coronavirus disease (“COVID-19”) as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic had a negative impact on our business, results of operations, and development of our technologies by causing increased difficulties in our efforts to raise equity capital. We have relied on third party loans and cash advances from related parties. We expect the pandemic to have a negative impact through 2021. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

Summary of Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(000's)	(000's)	(000's)	(000's)
Revenues	$-	$-	$-	$21
Cost of goods sold	-	-	-	(22)
Gross profit (loss)	-	-	-	(1)
Operating expenses:
General and administrative	$480	$528	$966	$1,064
Professional fees	89	97	222	224
Depreciation and amortization	23	13	39	26
Total operating expenses	592	638	1,227	1,314

Net Loss	$(592)	$(638)	$(1,227)	$(1,315)

Three Months ended June 30, 2021 compared to Three Months ended June 30, 2020

Revenue and Gross Profit

There were no revenues during the three months ended June 30, 2021. During the three months ended June 30, 2021, we launched our Five Star Business Listing services and GOFBA News modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

Net Loss

Our net loss decreased by $46,000 to $592,000 during the three months ended June 30, 2021 from $638,000 during the same period last year. The decrease in the net loss compared to the prior year is a result of a decline in general and administrative expenses of $48,000 and professional fees of $8,000, partially offset from an increase in depreciation and amortization of $10,000.

For the three months ended June 30, 2021, our most significant expense is included in general and administrative expense and represents over $300,000 of services related to our use of a related party's office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses decreased by $48,000, to $480,000 for the three months ended June 30, 2021 from $528,000 during the same period last year. During the quarter ended June 30, 2021, the most significant expenses related to our use of a related party's server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $319,000, software and application maintenance expenses of approximately $79,000, and executive compensation of approximately $14,000 (as an additional $56,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2021 condensed consolidated financial statements.

Professional Fees

Our professional fees decreased by $8,000, to $89,000 during the three months ended June 30, 2021 from $97,000 during the same period in 2020. Professional fees incurred during the three months ended June 30, 2021, related principally to our outsourced staffing fees of approximately $40,000, investor and legal, accounting and public company related expenses of approximately $46,000 associated with us preparing our first quarter Form 10-Q and a post-effective amendment to our Registration Statement on Form S-1, which were filed during the second quarter of 2021 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased by $10,000 to $23,000 during the three months ended June 30, 2021, as compared to $13,000 during the same period last year. The increase was attributable to increased amortization of capitalized software which was placed in service during the three months ended June 30, 2021.

Six Months ended June 30, 2021 compared to Six Months ended June 30, 2020

Revenue and Gross Profit

We generated no revenue during the six months ended June 30, 2021. During the same period last year, we generated $21,000 of revenues by selling hardware to one customer. The expense attributable to the sold items was $22,000, thus our gross profit during the same period last year was negative $1,000. We do not expect to generate significant future revenues from sales of customer hardware products; however, during the six months ended June 30, 2021, we launched our Five Star Business Listing services and GOFBA News modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

Net Loss

Our net loss decreased by $88,000 to $1,227,000 during the six months ended June 30, 2021 from $1,315,000 during the same period last year. The decrease in the net loss compared to the prior year is a result of a decline in general and administrative expenses of $98,000 and in professional fees of $2,000 partially offset from an increase in depreciation and amortization of $13,000.

For the six months ended June 30, 2021, our most significant expense is included in general and administrative expense and represents over $600,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses decreased by $98,000, to $966,000 for the six months ended June 30, 2021 from $1,064,000 during the same period last year. During the six months ended June 30, 2021, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $638,000, IT hardware and software maintenance expenses of approximately $166,000, and executive compensation of approximately $28,000 (as an additional $112,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2021 condensed consolidated financial statements.

Professional Fees

Our professional fees decreased by $2,000, to $222,000 during the six months ended June 30, 2021 from $224,000 during the same period in 2020. Professional fees incurred during the six months ended June 30, 2021, related principally to our outsourced staffing fees of approximately $82,000, investor and public relations fees of approximately $29,000 and legal, accounting and public company related expenses of approximately $111,000 associated with us preparing our 2020 Annual Report on Form 10-K, first quarter Form 10-Q, and a post-effective amendment to our Registration Statement on Form S-1, which were prepared during the first half of 2021 and filed with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased by $13,000 to $39,000 during the six months ended June 30, 2021, as compared to $26,000 during the same period last year. The increase was attributable to increased amortization of capitalized software which was placed in service during the three months ended June 30, 2021.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of June 30, 2021 was $250,000 and our monthly cash flow burn rate was approximately $60,000. To assist with our cash requirements, in January 2021, we obtained $88,000 loan pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA. In June 2021, we also obtained $270,000 of cash proceeds from the issuance of a promissory note payable to an existing investor. We need to continue raising funds through debt or equity financings for the remainder of 2021 to meet our current monthly cash requirements of approximately $60,000. In addition, we have incurred a significant amount of debt, $1.5 million including accrued interest, which is due January 1, 2022. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the three months ended June 30, 2021, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the three months ended June 30, 2021, we sold 2,936 shares of stock subscriptions for cash proceeds of $14,800 and made no payments to return deposits on common stock subscriptions.

We plan to focus on creating revenue generating activities through various initiatives. Since we have not established any sources of recurring revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and support from our majority stockholder and other related parties.

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

Cash Requirements

We had cash balances of $250,000 and $36,000 as of June 30, 2021 and December 31, 2020, respectively. Based on limited revenues, current cash balances and current expected monthly cash burn rate of approximately $60,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2022 (as amended), along with accrued interest of $203,000. During the three and six months ended June 30, 2021, we continued to seek out additional debt and/or equity financing and we obtained an $88,000 SBA loan and a $270,000 note payable that is contractually due on June 15, 2022. In addition, we received cash advances (net) of $152,000 during the six months ended June 30, 2021 from our Chairperson, President, and majority stockholder. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $311,000 during the six months ended June 30, 2021, as compared to $575,000 for the same period in 2020. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In the six months ended June 30, 2021, the net cash used in operating activities consisted primarily of our net loss of $1,173,000, offset by non-cash lease expenses of $639,000. During the six months ended June 30, 2020, the net cash used in operating activities consisted primarily of our net loss of $1,249,000, which was offset by a non-cash lease expense of $527,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the six months ended June 30, 2021. During the same period in 2020, we used $9,000 to purchase new computer hardware and $21,000 to continue the software development process. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the six months ended June 30, 2021 was $525,000, compared to $1,197,000 for the same period in 2020. During the six months ended June 30, 2021, cash proceeds from the sale of common stock subscriptions were $15,000, and net advances from stockholder payable were $152,000. We also received $88,000 from a Small Business Administration loan obtained under the CARES Act and $270,000 from a promissory note issued to an existing investor. During the same period last year, financing activities consisted of cash proceeds from the sale of common stock subscriptions in the amount of $1,608,000 and SBA Loan proceeds of $45,000. During the same period last year, payments to deposits on subscription payables were $448,000 and net repayments to the stockholder payable of $8,000.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of June 30, 2021 and December 31, 2020, $713,000 and $619,000 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended June 30, 2021 and 2020, expenses associated with these services were $542,000 and $528,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement.The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the three months ended June 30, 2021 and 2020, amounts funded to us by our Chairperson, President and majority stockholder were $795,000 and $589,000, respectively, and amounts returned during the same periods were $4,000 and $69,000, respectively. As of June 30, 2021 and December 31, 2020, the stockholder payable balance outstanding was $6,365,000 and $5,575,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result, we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached consolidated financial statements, our lack of internal controls could lead to a delay in our reporting obligations. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Our corporate governance and U.S. GAAP and SEC accounting resources were not commensurate with those required of a public company. Although we are working to increase our accounting resources as our budget allows, we do not have all resources in place, which could lead to a delay in our reporting obligations.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the three months ended June 30, 2021, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Status of Registered Offering

On April 8, 2021, we filed a post-effective amendment to our Registration Statement on Form S-1, primarily to (i) include the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that was filed with the Commission on March 25, 2021, (ii) update certain other information in the Registration Statement, (iii) update information regarding the money raised in the offering to date, and (iv) extend the termination date of the offering from November 12, 2020 to September 30, 2021. The Commission declared the post-effective amendment effective on April 16, 2021. The primary offering registered in our Registration Statement is 2,000,000 shares of our common stock at $5.00 a share, for a total offering of $10,000,000. To date, we have sold 324,436 shares of our common stock for $1,622,300 under this offering.

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

During the three months ended June 30, 2021, the Company did not make any payment to return deposits on common stock subscriptions, and as of June 30, 2021, $131,000 is owed to the pre-subscribers.

ITEM 6 Exhibits

Item No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1(1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2(1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3(1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4(1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5(1)	Computer Towers Lease Agreement dated November 1, 2006

10.6(1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7(1)	Employment Agreement with Anna Chin dated May 14, 2018

10.8(1)	Employment Agreement with William DeLisi dated May 14, 2018

10.9(1)	Promissory Note issued to Sunray Trust dated May 1, 2018

10.10(2)	Amendment No. 1 to Computer Tower Lease Agreement by and between Gofba, Inc. Sunray Trust dated January 1, 2020

10.11(2)	Amendment No. 1 to Promissory Note issued to Sunray Trust dated March 5, 2020

10.12(3)	Amendment to Computer Towers Lease Agreement dated November 1, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH **	Inline XBRL Taxonomy Extension Schema Document.

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 **	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________

*	Filed herewith.

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

Gofba, Inc.

Dated: August 13, 2021	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: August 13, 2021	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

