Form 10-K
period 2021-12-31
Gofba, Inc.
filed 2022-04-04
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2021: $30,176,280 as based on last sales price of such stock ($5.00) prior to June 30, 2021 (in a private transaction).  The voting stock held by non-affiliates on that date consisted of 6,035,256 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

Applicable Only to Corporate Registrants:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2022, there were 51,143,634 shares of common stock, no par value, outstanding.

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Business Overview

Gofba, Inc., was formed to create a safe haven for users of the internet. To that end, we have created an internet “supersite”, consisting of search, chat, email, and offsite file transfer and storage modules, in order to address dangerous, pressing issues not adequately addressed by our competitors. We see two primary threats to the average user of the internet. The first is unrestricted, free access to inappropriate material, including, but not limited to, pornographic material. To address this we have developed a “clean” database from scratch that does not contain inappropriate material and we use proprietary search algorithms which automatically eliminate, or make scarce, inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. Put simply, Gofba is the online solution to these problems; providing users with a safe haven on the internet. With limited promotional activity and no advertising, we currently enjoy over 46 million users worldwide.1 Our user base has been consistently expanding since we launched Gofba Search in 2008, and we expect it to continue to increase. A number of our users are located in conservative countries and we discuss the unique nature of having users based in conservative countries below.

__________

1 Due to our strict privacy policy, we can only see how many accounts are created and whether that person logs into their account. In order to comply with our privacy policy, we do not track how a person uses their account. It is one of the ways we separate ourselves from our competitors. However, since we can tell if users have logged-in, we do occasionally delete accounts that have not been logged into in a number of years. As a result, the 46 million user number is a cumulative number of users, but does not include approximately 15 million accounts we have deleted due to non-use. We are not able to see how active the user is with their account once logged-in.

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

Current Gofba Products and Solutions

In response to the multitude of issues facing users of the internet every day, Gofba has created a number of unique services to address these concerns and significantly improve a user’s internet experience, namely Gofba Search, Gofba Vault, Gofba Chat and Gofba Email. We also have a number of additional services we plan to rollout in the future, which are also detailed below. We believe that users are much more likely to return to a search engine and other services that previously provided them with a positive experience.  We have also been working on systems that could assist medical providers with meeting the requirements of the Health Insurance Portability and Accountability Act (HIPAA).

Gofba Search: Current web search options offer a staggeringly homogenous experience with little differentiating one site from the other. Gofba offers a unique search product, one that excludes objectionable material and provides unparalleled security. Gofba has developed proprietary phrase recognition and image scanning technology that ensures this inappropriate content is made scarce or not returned as a result from web search queries. These two factors, cleanliness and security, provide a competitive advantage which, we believe, will open markets to us and allow us to penetrate a niche market that has never before been filled. Our unique database solution also allows us to tailor our search engine based on geography to disallow certain search results that may be objectionable to a certain country or society. For instance, in conservative countries like China and certain middle-eastern countries do not want certain content returned with search results, even content that seems benign to western countries. Our technology allows us to scrub our database of those objectionable search results and, therefore, provide a clean search engine option to certain countries that currently disallow many of our competitors, such as Google. Additionally, we do not allow “smart cookies” in our search results. “Smart cookies” are executable files that create programs designed to gather information on the infected computer, including, but not limited to, search results and search habits. Many of our competitors plant these cookies in their search engine resulting in your searches being shared and spread across many websites, which results in ads for those products and services appearing on other websites you visit. We consider this to be an invasion of privacy and offensive to the user.

Gofba Vault: Gofba Vault is a secure offsite storage service. Many companies refer to their offsite storage as "cloud storage", however we have named ours "Gofba Vault". We did this to convey that we will not put users' information into a public "cloud", instead keeping users' information safely stored in their personal vault. Gofba Vault will offer competitively priced offsite storage all encrypted with our 256-bit security algorithm. All transfers can be done at 10 Gbps internal transfer speed. The enhanced security hones in on Gofba's core principal of creating the fastest and safest online experience for users.

Gofba Chat: A secure messaging service that allows users to communicate with ease. Gofba Chat enables users to instantly transfer files up to 5GB at 10 Gbps internal transfer speed with a simple 'drag & drop' with the same 256-bit encryption. Users can also send chat messages via SMS. In the future we plan for Gofba Chat to instantly translate almost all of the world's top languages, as well as offer international keyboards, audio & video chatting, SMS messaging response, and include an additional 10 GB of storage in its own secure “vault”. Gofba Chat is a module that will play an integral role in Gofba Circle, our social network, in the future.

In late 2018 and early 2019, we completed the initial and Phase Two Beta testing of our Android and iPhone mobile Chat applications, and received excellent reviews from our 100+ beta testers. We rolled out the first iteration of the Gofba Apps in the 3rd quarter of 2021. We plan to continue to work on the development of these apps and plan updated version releases as necessary.

Gofba Email: Our new email platform, which we plan to rollout in the second quarter of 2022, will be the most innovative email product on the market. It is virus free, junk mail free, and hacker free and offers a unique user experience. Gofba email will change the way people and businesses communicate. With up to 5 GB attachments, along with embedded audio and video, we believe Gofba Email will revolutionize the way emails will be sent and received.

The next steps and budget to bring Gofba Email to market are as follows:

Development – 3rd quarter 2022 - $45,000

Beta testing – 3rd quarter 2022 - $20,000

Future Gofba Products and Solutions

Gofba continues to invest in product development to add to this array of modules. In addition to the above products and services, we plan to launch Gofba Business Listing, Gofba Media, Gofba Marketplace, Gofba Concierge, Gofba Circle, Gofba University and Gofba Medical, along with several others.

Gofba Business Listing: We rolled out our business listing service in second quarter 2021 that costs businesses very little to list their company, around $29.00 per month. Our business listing service also acts as a rating system, similar to Yelp, except our business listings start with a 5-star rating, and we plan to assist the listed companies with maintaining their 5-star rating and also, hopefully, utilize our suite of products and services. We launched this service on an international level in the 2nd quarter of 2021 and we do not believe the service will involve any additional capital above what we already have allocated to the launch of our other products and services. We are now working on the Mobile App for this service and plan on launching in the 2nd quarter of 2022.

Gofba Media: This module, along with Gofba Chat, acts as the groundwork for Gofba Circle, our social networking platform. Currently, Gofba Media features location-based news content and is a viable source for advertisers to gain exposure. We plan to rollout Gofba Media in the 2nd quarter of 2022.

The next steps and budget to bring Gofba Media to market are as follows:

Development – 2nd – 4th quarter 2022 - $30,000

Beta testing – 4th quarter 2022 - $15,000

Gofba Marketplace: Gofba Marketplace is our e-commerce platform which will demonstrate a combination of retail, wholesale, and bidding. The first phase of Gofba Marketplace will be rolled out in the fourth quarter of 2022.

The next steps and budget to bring Gofba Marketplace to market are as follows:

Development – 2nd quarter 2022 through 4th quarter 2022 - $30,000

Beta testing – 4th quarter 2022 - $15,000

Gofba Concierge: This module will act as users' personal assistant with the ability to schedule appointments, manage calendars, among much else. We plan to rollout Gofba Concierge in the second quarter of 2023. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Concierge or an anticipated budget.

Gofba Circle: This is our social media module which will segregate by age group on a secure and accountable platform. We plan to rollout Gofba Circle in the third quarter of 2023. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Circle or an anticipated budget.

Gofba University: GU is an aggregator of online classes offered first in the United States, then the world. It will allow anyone to go to college, keep track of your studies and show your exact graduation date, and the first two years of college are free. We plan to rollout Gofba University in the first quarter of 2024. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba University or an anticipated budget.

Gofba Medical: Gofba medical is a comprehensive medical app, designed to keep track of patience’s medical records, have secure chats with medical personnel including your doctor or specialists referred by your doctor. It also gives accurate diagnosis using a world-wide database, combined with one of the fastest computer systems in the world. We plan to rollout Gofba Medical in the third quarter of 2022. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Medical or an anticipated budget.

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

In 2019, a local hospital approached us regarding whether our systems could assist them with meeting the requirements of the Health Insurance Portability and Accountability Act (HIPAA) in order to make them compliant so they could avoid possible fines, etc. Although this was not one of the uses of Gofba’s systems we were concentrating on, we immediately began researching the standards mandated by HIPAA and determining how our systems met, or could meet, those standards.

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

•

Exclusive Focus on Clean Content. Our business goal is to become the safe haven for internet users that desire a “pure” internet experience, one devoid of unwanted material. To date, this has led to over 46 million users worldwide who trust us to effectively exclude or make scarce inappropriate results. Most other web search providers have clearly established their position on filtering content - being unwilling or unable to effectively eliminate inappropriate search content from queries. We built our database from scratch and did not include inappropriate content in our database. As a result, certain known inappropriate terms do not exist in our database. This is drastically different than other search engines, which have the inappropriate content in their databases, but they simply try and scrub out the content on a search-by-search basis utilizing filters. Additionally, our unique database solution also allows us to tailor our search engine based on geography to disallow certain search results that may be objectionable to a certain country or society. For instance, conservative countries like China and certain middle-eastern countries do not want certain content returned with search results, even content that seems benign to western countries. Our technology allows us to scrub our database of those objectionable search results and, therefore, provide a clean search engine option to certain countries that currently disallow many of our competitors, such as Google. We believe this provides us with a distinct advantage in many countries that our competitors have been disallowed access due to their inability to filter out the undesirable content.

•

Proprietary Technology. Our sophisticated, proprietary technology that supports our search engine and platform took years of research and development, as well as significant capital expenditure. This research resulted in our proprietary phrase recognition and image scanning technology that ensures that inappropriate content is made scarce or not returned as a result from web search queries.

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

Sources of Revenue

Our business plan is to generate revenues, primarily from the following sources:

•

Advertising. In the fourth quarter of 2021, we began to formally offer advertising on our primary products and services. To that end, our team has connected with enterprises which have committed to year-long advertising contracts. Gofba will continue to aggressively pursue advertising revenues. We have received interest from large, globally recognized enterprises, including Fortune 500 companies and large political organizations and hope to capitalize on that interest.

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

Source of Computer Storage and Processing

Since inception we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually.  For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020.  We anticipate this will increase in future years as we need resources. The original Computer Towers Lease Agreement terminated on October 20, 2020, and was renewed for an additional five years with a new expiration date of October 30, 2025.

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

Market Overview

Internet search and related services is a rapidly expanding and influential market as the global landscape of internet users continues to grow. According to Statista, 4.95 billion people around the world used the internet in January 2022 – equivalent to 62.5 percent of the world's total population., with that penetration expected to increase to over 70% of the world’s population by 2023 as the world welcomes another 500 million people online.

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

Market Leader Analysis

Presently, Gofba is entering the internet market for search, chat, email, e-commerce, and offsite storage.

The chart below details the 2021 revenues, percentage of U.S. market share, and market caps for each dominant player in the respective markets.

Name	Market	2021 Revenue	% U.S. Market Share	Market Cap
Google	Search	$257 billion	92.04%	$1.92 trillion
Amazon	E-commerce	$469 billion	47.05%	$1.69 trillion
Dropbox	Offsite Storage	$2.1 billion	34.44%	$9.3 billion
Facebook	Social Media	$117 billion	36.64%	$935 billion

Further market analysis reveals:

•	Each company reported a higher revenue in 2021 than in 2020, representing growth in each market segment.

•	Advertising is a major contributor to the revenue of each of these companies. Each of Gofba’s 32 modules either available or in development presents advertising revenue opportunities.

•	Other revenue streams include e-commerce and cloud based storage. Both are avenues that Gofba is pursuing. Gaining a fraction of markets will present significant revenue opportunities for Gofba.

•

Although each company has been categorized within a specific market, it is important to note that each company has many diversified yet integrated product lines and services, positioning Gofba competitively.

•	Each of these companies has achieved massive brand awareness which has undoubtedly contributed to their success in highly competitive markets.

Global Internet Use

According to Stastica, 4.9 billion people around the world used the internet in 2022, 521 million more people have gained access to the internet.

Of Gofba’s 46 million users, the majority have been attracted from two of the three largest markets of internet users worldwide, China and the United States. This has been done through grassroots word of mouth and without promotion. The majority of Gofba’s users are in China with the U.S. close behind. According to Internet World Stats by Miniwatts Marketing Group, China alone accounts for over 20% of the world's internet users with over 1 billion users. The United States is home to 302 million internet users. The second largest market is India with 624 million internet users.

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

In the past, we have not invested in advertising. Our user base has grown steadily since 2008 to over 46 million users. We believe this speaks to the need and desire for a safe internet product.

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

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively.

Intellectual Property

Currently, we do not have any patents, but consider certain elements of our products and services to be trade secrets and we protect it as our intellectual property. Most of our products and services are based on “open-source” code (meaning it is freely available computer code for anyone to use) and, as a result, we cannot get patents to protect our products and services. Additionally, due to the nature of our business the constant upgrades occurring to our types of products and services, patent filings are not really practical. In the future, if we have products or services or processes that are patentable we plan to apply for such patents to protect our products and services.

We do own the trademark to “Gofba” under Goods and Services Class IC042 “Providing computer searching services, namely, searching and retrieving information at the customer's request via the Internet; and provision of Internet search engines.”

Staffing

As of December 31, 2021, we contract with 20 consultants and we have employment agreements with our Chief Executive Officer and President.

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

Importantly during 2021, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. These actions helped minimize the impact of COVID-19 on our workforce.

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

Our independent registered public accounting firm has expressed doubts about our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues.  If we are not able to do this, we may not be able to continue as an operating company.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

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

Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our projected use for the upcoming year, with each such amendment being approved by the non-interested members of our Board of Directors. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020.  Since we have not been able to pay the entire cost for the use of this computer storage and processing space, the amounts we owe Sunray Trust have been accrued. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. In the event we are unable to pay, Sunray Trust could prohibit us from utilizing the server towers, super computers and virtual servers necessary to store the data used in our operations as well as the processors to run our programs and applications, which would have a material adverse effect on our ability to operate our business. Anna Chin, our President, is a trustee of Sunray Trust. Excluding amounts owed under a separate promissory note, the total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, totaled $5,575,000 as of  December 31, 2020 and $7,026,000 as of December 31, 2021.

As of December 31, 2021, we owed Sunray Trust $1,457,000 in principal under a Promissory Note that matures on January 1, 2023, plus accrued interest. In the event we are unable to repay this amount on the maturity date we will be in default under the terms of the note.

Under the terms of a Promissory Note we owe Sunray Trust $1,457,000, plus interest, which is accruing at 5% per annum (simple interest). We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able to repay this obligation. In the event we are unable to repay this amount on the maturity date (January 1, 2023), we will be in default under the terms of the note, which could subject us to legal action regarding the amounts we owe Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust. As of December 31, 2021, we owe accrued interest on this note of $235,000.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not currently listed or quoted on any national exchange or over-the-counter.  There is no high or low bid information for our common stock to report.

Holders

            As of December 31, 2021, there were 51,143,634 shares of our common stock outstanding held by approximately 500 holders of record. Of these shares, 6,047,656 were held by non-affiliates. As of June 30, 2021, there were 6,035,256 shares held by non-affiliates, which had an estimated market value of $30,176,280, based on the last price we sold our common stock prior to June 30, 2021 ($5.00/share).  As of March 28, 2022, there were 51,143,634 shares of our common stock outstanding held by approximately 500 holders of record.

Stock Options, Warrants and Convertible Debentures

As of December 31, 2021, we did not have any outstanding stock options, warrants or convertible debentures.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are not limited and are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2021.

Preferred Stock

As of December 31, 2021, we did not have any shares of preferred stock issued or outstanding.

Recent Issuance of Unregistered Securities

During the fourth quarter of the year ended December 31, 2021, we did not issue any unregistered securities.

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

Purchases of Equity Securities

            During the year ended December 31, 2021, we did not purchase any of our equity securities.

ITEM 6 – [RESERVED]

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

Software Development Costs

We account for costs to develop internal-use software in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40.  We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40.  These costs are primarily allocation of salaries based on estimates of development activities, and to a lesser extent, estimates of third-party consulting costs attributable to development activities.  Costs incurred for maintenance and minor modifications or enhancements are expensed as incurred.  Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally four years (Note 3).

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

Results of Operations

We have no significant revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2020 and 2021, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the year ended December 31, 2021, we issued a promissory note for $270,000 cash proceeds, and a promissory note for $60,000 cash proceeds, and sold subscriptions to issue 15,336 shares of common stock in exchange for $77,000 of cash proceeds. As of the date of this report, we continue to seek additional equity financing which we expect to be sold pursuant to our primary offering in our effective Registration Statement on Form S-1.

We plan to focus on creating revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

During the year ended December 31, 2021, we continued efforts in launching our Five Star Business Listing services and GOFBA News modules. During 2021, there were no revenues generated from these two new modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

In March 2020, the World Health Organization characterized a novel coronavirus disease (“COVID-19”) as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic had a negative impact on our business, results of operations, and development of our technologies by causing increased difficulties in our efforts to raise equity capital. We have relied on third party loans and cash advances from related parties. We expect the pandemic to have a negative impact through 2022. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

Summary of Results of Operations

	Years ended December 31,
	2021	2020
	(000's)	(000's)
Revenues	$-	$21
Cost of goods sold	-	(22)
Gross profit (loss)	-	(1)
Operating expenses:
General and administrative	2,001	2,155
Professional fees	389	479
Depreciation and amortization	73	58
Total operating expenses	2,463	2,692

Net operating loss	(2,463)	(2,693)

Other income	88	45

Net Loss	$(2,375)	$(2,648)

 Revenue and Gross Profit

We generated no revenue during the year ended December 31, 2021. During the same period last year, we generated $21,000 of revenues by selling hardware to one customer. The expense attributable to the sold items was $22,000, thus our gross profit in 2020 was negative $1,000. We do not expect to generate significant future revenues from sales of customer hardware products; however, during the year ended December 31, 2021, we launched our Five Star Business Listing services and GOFBA News modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

Net Loss

Our net loss decreased by $273,000 to $2,375,000 during the year ended December 31, 2021 from $2,648,000 during the same period last year. The decrease in the net loss compared to the prior year is a result of a decline in general and administrative expenses of $154,000, in professional fees of $90,000 which was partially offset by an increase in depreciation and amortization of $15,000, and an increase in other income of $43,000.

For the year ended December 31, 2021, our most significant expense is included in general and administrative expense and represents over $1,000,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses decreased by $154,000, to $2,001,000 for the year ended December 31, 2021 from $2,155,000 during the same period last year. During the year 2021, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $1,277,000, IT hardware and software maintenance expenses of approximately $395,000, and executive compensation of approximately $84,000 (as an additional $196,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2021 consolidated financial statements.

Professional Fees

Our professional fees decreased by $90,000, to $389,000 during the year ended December 31, 2021 from $479,000 during the same period in 2020. Professional fees incurred during  the year ended December 31, 2021, related principally to our outsourced staffing fees of approximately $167,000, investor and public relations fees, legal, accounting and public company related expenses of approximately $224,000 associated with us preparing our 2020 Annual Report on Form 10-K, our 2021 Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021, and post-effective amendments to our Registration Statement on Form S-1, which were prepared during  the year ended December 31, 2021 and filed with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased by $15,000 to $73,000 during the year ended December 31, 2021, as compared to $58,000 during the same period last year. The increase was attributable to increased amortization of capitalized software which was placed in service during the year ended December 31, 2021.

Other Income

We received loans obtained under the CARES Act in 2021 and 2020 in the amounts of $88,000 and $45,000, respectively. In August 2021, all amounts due pursuant to the $88,000 loan, including accrued interest, were forgiven. In November 2020, all amounts due pursuant to the $45,000 loan, including accrued interest, were forgiven. As a result, we recognized other income of $88,000 and $45,000 during the years ended December 31, 2021 and 2020 respectively, and the balance due under the loan was $0 as of December 31, 2021 and 2020.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of December 31, 2021 was $45,000 and our monthly cash flow burn rate was approximately $60,000. To assist with our cash requirements, in January 2021, we obtained a $88,000 loan pursuant to the Paycheck Protection Program of the CARES Act administered by the SBA. In June 2021 and November 2021, we also obtained $270,000 and $60,000 of cash proceeds from the issuance of promissory notes payable to an existing investor. We need to continue raising funds through debt or equity financings for the remainder of 2022 to meet our current monthly cash requirements of approximately $60,000. In addition, we have incurred a significant amount of debt, $1.5 million including accrued interest, which is due January 1, 2023. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the year ended December 31, 2021, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the year ended December 31, 2021, we sold 15,336 shares of stock subscriptions for cash proceeds of $77,000 and made no payments to return deposits on common stock subscriptions.

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

Cash Requirements

We had cash balances of $45,000 and $36,000 as of December 31, 2021 and, 2020, respectively. Based on limited revenues, current cash balances and current expected monthly cash burn rate of approximately $60,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2023 (as amended), along with accrued interest of $235,000. During the year ended December 31, 2021, we continued to seek out additional debt and/or equity financing and we obtained an $88,000 SBA loan and a $270,000 note payable that is contractually due on June 15, 2022 and a $60,000 note payable that is contractually due on November 18, 2022. In addition, we received cash advances (net) of $185,000 during the year ended December 31, 2021 from our Chairperson, President, and majority stockholder. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $671,000 during the year ended December 31, 2021, as compared to $1,230,000 for the same period in 2020. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In 2021, the net cash used in operating activities consisted primarily of our net loss of $2,272,000, offset by non-cash lease expenses of $1,265,000. In 2020, the net cash used in operating activities consisted primarily of our net loss of $2,523,000, which was offset by a non-cash lease expense of $1,123,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the year ended December 31, 2021. During the same period in 2020, we used $9,000 to purchase new computers. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the year ended December 31, 2021 was $680,000, compared to $1,181,000 for the same period in 2020. During 2021, cash proceeds from the sale of common stock subscriptions were $77,000, and net advances from stockholder payable were $185,000. We also received $88,000 from a Small Business Administration loan obtained under the CARES Act and $330,000 from promissory notes issued to an existing investor. The loan from the Small Business Administration of $88,000 was subsequently forgiven in August 2021. During the same period last year, cash proceeds from the sale of common stock subscriptions were $1,608,000; payments to return deposits on subscription payables were $454,000; and net repayments of stockholder payable were $18,000. Additionally, we received $45,000 from a Small Business Administration loan obtained under the CARES Act, which was subsequently forgiven.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of December 31, 2021 and, 2020, $805,000 and $619,000 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020. For the years ended December 31, 2021 and 2020, expenses associated with these services were $1,085,000 and $1,070,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2022. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the years ended December 31, 2021 and 2020, amounts funded to us by our Chairperson, President and majority stockholder were $1,457,000 and $1,123,000, respectively, and amounts returned during the same periods were $6,000 and $18,000, respectively. As of December 31, 2021 and, 2020, the stockholder payable balance outstanding was $7,026,000 and $5,575,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 28, 2022, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position
Anna Chin	69	President, Chief Financial Officer and Chairperson of the Board and a Director
William DeLisi	63	Chief Executive Officer, Secretary and Director
John Larsen	61	Vice President and Director
Joanna M. Kha	46	Director

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

Board Meetings and Committees

During 2021, the Board of Directors took written action on several occasions. The written actions were by unanimous consent.  Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the Board of Directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2021, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Anna Chin	0	0	0
William DeLisi	0	0	0
John Larsen	0	0	0
Joanna M. Kha	0	0	0

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2021;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2021,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2021, 2020, and 2019, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2021, 2020 and 2019. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Anna Chin	2021	121,248		-0-	-0-	-	-	-	18,648		139,896
President and CFO	2020	121,248	(7)	-0-	-0-	-	-	-	18,648	(7)	139,896	(7)
	2019	121,248	(6)	-0-	-0-	-0-	-0-	-0-	18,648	(6)	139,896	(6)

William DeLisi	2021	121,248		-0-	-0-	-0-	-0-	-0-	18,648		139,896
CEO and Secretary	2020	121,248	(7)	-0-	-0-	-0-	-0-	-0-	18,648	(7)	139,896	(7)
	2019	121,248	(6)	-0-	-0-	-0-	-0-	-0-	18,648	(6)	139,896	(6)

John Larsen	2021	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
Vice President	2020	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
	2019	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

Jeffrey Chin	2019	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
Former VP(5)

(2)	Paid flexible time off, all amounts accrued.
(4)	Paid flexible time off, all amounts accrued.
(5)	Mr. Chin resigned as an executive officer and Director, effective November 20, 2019.
(6)	All amounts accrued.
(7)	Includes $74,614 paid in salary plus $46,634 in accrued salary.

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

The following table sets forth director compensation for 2021:

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

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2021:

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2021.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2021.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Independence

Currently, one of our directors are considered independent. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Of our directors, one is considered independent, Ms. Joanna Kha.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2022, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)

Common Stock	Anna Chin (3)	President, CFO, and a Director	42,034,878	82.2%

Common Stock	William DeLisi (3)	CEO, Secretary and a Director	1,000,000	1.9%

Common Stock	John Larsen (3)	VP and a Director	2,020,000	4.0%

Common Stock	Joanna M. Kha (3)	Director	108,000(4)	<1%

	All Officers and Directors as a Group (5 persons)		45,162,878	88.3%

(1)

Unless otherwise indicated, based on 51,143,634 shares of Common Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person. Our executive officers and directors own an aggregate of 45,162,878 shares. Between 2009 and 2016, approximately 470 individuals or entities, including four investors that are now part of our officer and director group, gave us pre-subscription orders for shares of our common stock at between $1 and $5 per share, to be issued in the future only once we were in a position to issue their shares and if we were going to file to go public. In 2017, we sent a Disclosure Statement to those individuals asking if they wished to confirm their investment in Gofba and receive shares of our common stock, or if they desired to rescind their investment and receive their investment money back. Approximately 350 of those individuals or entities confirmed their investment in Gofba and indicated they wish to receive shares of Gofba common stock, and 76 indicated they wish to rescind their investment in Gofba and receive their investment funds back. In early May 2020, we sent letters to all those pre-subscribers that had requested a return of their funds but had not received them yet, asking that they confirm their address to us so we can return their funds. As we receive those letters back from pre-subscribers we have been returning their funds timely to the address indicated by each pre-subscriber. As of December 31, 2021, we had refunded all investments back to pre-subscribers that requested them but still have not received a response from pre-subscribers representing deposits of $129,000, while pre-subscribers representing deposits of $9,000 have rescinded their investments. These amounts represent the only amounts still owed to pre-subscribers.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Since inception we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the amount number of server towers, super computers and virtual servers our business operations require, with the amount amended annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year.  From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020. Since we have not have not been able to pay the entire cost for the use of this computer storage and processing space the amounts we owe Sunray Trust have been accrued through December 31, 2021. The total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, were $7,026,000 as of December 31, 2021. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. The original Computer Towers Lease Agreement terminated on October 20, 2020, and was renewed for an additional five years with a new expiration date of October 30, 2025.

On May 1, 2018, we entered into a promissory note with Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of the promissory note, we borrowed $1,284,697 at 5% percent annual, simple interest and are obligated to repay the principal and interest amounts on January 1, 2023 (as amended). The promissory note contains standard acceleration provisions upon an event of default. We borrowed the funds to pay the remaining settlement amount due to the plaintiffs under the settlement agreement in the lawsuit entitled lawsuit entitled Sharlelene Chang, Eileen Mach, Frank Pan, and Julie Tat v. Anna Chin, Bill DeLisi, and Gofba, Inc., Case No. CIV-DS1509468). The vast majority of the settlement payment amount was a return of the plaintiff’s investment monies. As a result, since we have paid the settlement proceeds in full, the plaintiffs no longer have the rights to acquire 477,600 shares of our common stock.

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,248, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending for one additional year. In the event we are not able to pay Ms. Chin and /or Mr. DeLisi cash compensation for their salaries, we are able to issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits while they are employed by us. In the event Ms. Chin or Mr. DeLisi are terminated without cause they are entitled to severance payments equal to the greater of (i) the remainder of the term under their employment agreement, or (ii) one year, whichever is greater.  As of December 31, 2021, $805,000 is owed to these officers.

We maintain office space at 13358 Monte Vista Ave., Chino, CA 91710.  We entered into this lease on October 1, 2017 and it terminates on October 1, 2022.  Under the terms of the lease we rent the space primarily for our computer servers and equipment. We pay $16,000 per month in rent. We lease this space from Sunray Trust.  Anna Chin, our President, is a trustee of Sunray Trust.

Corporate Governance

As of December 31, 2021, our Board of Directors consisted of Anna Chin, William DeLisi, John Larsen, and Joanna M. Kha.  As of December 31, 2021, one of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2), namely Joanna M. Kha.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered accounting firm is Haskell & White LLP, Irvine, CA. Auditor ID 200.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2021 and December 31, 2020 for professional services rendered by Haskell & White LLP for the audit for the years ended December 31, 2021 and December 31, 2020, quarterly reviews of our interim consolidated financial statements in 2021 and 2020 and services normally provided by the independent accountant in connection with statutory and regulatory filings, including Post-Effective Amendments to our Form S-1 registration statement that was declared effective on November 12, 2019, were as follows:

	2021	2020
Audit Fees	$64,500	$61,500
Audit Related Fees	$15,000	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$79,500	$61,500

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

 ____________

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on May 25, 2018.

(2)	Incorporated by reference from our Annual Report on Form 10-K (12/31/19) filed with the Commission on April 14, 2020.

(3)	Incorporated by reference from our Annual Report on Form 10-K (12/31/20) filed with the Commission on March 25, 2021.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gofba, Inc.

Dated: April 4, 2022	By:	/s/ Anna Chin
	Its:	Anna Chin
President and Chief Financial Officer (Principal Accounting Officer)

Dated: April 4, 2022	By:	/s/ William DeLisi
	Its:	William DeLisi
Chief Executive Officer (Principal Executive Officer) and Secretary

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 4, 2022		/s/ Anna Chin
	By:	Anna Chin, Director

Dated: April 4, 2022		/s/ William DeLisi
	By:	William DeLisi, Director

Dated: April 4, 2022		/s/ John Larsen
	By:	John Larsen, Director

Dated: April 4, 2022		/s/ Joanna M. Kha
	By:	Joanna M. Kha, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

  Not applicable

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Gofba, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gofba, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

April 4, 2022

GOFBA, INC.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	December 31,
	2021	2020
Assets	(000's)	(000's)
Current assets
Cash and cash equivalents	$45	$36
Prepaid expenses and other current assets	28	40

Total current assets	73	76

Property and equipment, net	17	44
Software development costs, net (Note 3)	1,018	845

Total assets	$1,108	$965

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,108	$1,513
Deposits on common stock subscriptions (Note 4)	131	131
Stockholder payable (Note 5)	7,026	5,575
Note payable (Note 6)	330	-
Note payable - related party (Note 7)	1,285	1,285
Interest payable – related party (Note 7)	236	171
Total current liabilities	11,116	8,675

Total liabilities	11,116	8,675

Commitments and contingencies (Note 9)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,143,634 and 51,128,298 shares outstanding at December 31, 2021 and December 31, 2020, respectively	16,501	16,424
Non-controlling interest	(2,560)	(2,457)
Accumulated deficit	(23,949)	(21,677)

Total stockholders’ deficit	(10,008)	(7,710)

Total liabilities and stockholders’ deficit	$1,108	$965

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	Years ended December 31,
	2021	2020
	(000's)	(000's)
	(except share and per share amounts)
Revenues	$-	$21
Cost of goods sold	-	(22)

Gross profit	-	(1)
Costs and expenses
General and administrative	2,001	2,155
Professional fees	389	479
Depreciation and amortization	73	58

Total costs and expenses	2,463	2,692

Loss from operations	(2,463)	(2,693)

Other income	88	45

Net loss	(2,375)	(2,648)

Net loss attributable to non-controlling interest	(103)	(125)

Net loss attributable to the Company	$(2,272)	$(2,523)

Net loss per share
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding
Basic	51,134,964	51,042,294
Diluted	51,134,964	51,042,294

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

 Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2019	50,806,798	$14,816	$(2,332)	$(19,154)	$(6,670)
Sales of common stock for cash (Note 4)	321,500	1,608	-	-	1,608
Net loss	-	-	(125)	(2,523)	(2,648)
Balance, December 31, 2020	51,128,298	16,424	(2,457)	(21,677)	(7,710)
Sales of common stock for cash (Note 4)	15,336	77			77
Net loss			(103)	(2,272)	(2,375)
Balance, December 31, 2021	51,143,634	$16,501	$(2,560)	$(23,949)	$(10,008)

See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Years ended December 31,
	2021	2020
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(2,375)	$(2,648)
Less: Net loss attributable to non-controlling interest	(103)	(125)
Net loss attributable to the Company	(2,272)	(2,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(103)	(125)
SBA Loan forgiveness	(88)	(45)
Non-cash lease expense (Note 8)	1,265	1,123
Depreciation and amortization expense	73	58
Changes in:
Prepaid expenses and other current assets	12	(12)
Accounts payable and accrued expenses	378	230
Interest payable - related party	64	64
Net cash used in operating activities	(671)	(1,230)

Cash flows from investing activities
Software development costs and equipment expenditures	-	(9)
Net cash used in investing activities	-	(9)

Cash flows from financing activities
Proceeds from sales of common stock	77	1,608
Proceeds from SBA Loan	88	45
Payments to subscription payable	-	(454)
Proceeds from note payable	330	-
Net advances (repayments) against stockholder payable	185	(18)

Net cash provided by financing activities	680	1,181
Net increase (decrease) in cash and cash equivalents	9	(58)

Cash and cash equivalents, beginning of the year	36	94

Cash and cash equivalents, end of year	$45	$36

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10	$-
Income taxes	$1	$1

Non-cash investing activities:
Accrual of software developments costs	$220	$244

 See accompanying notes to consolidated financial statements and Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

For the Years Ended December 31, 2021 and 2020

Future Operations, Liquidity, and Capital Resources

The Company has not yet commenced its primary revenue-generating operations and has a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During 2021, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2021 through December 31, 2021, the Company sold subscriptions to issue 15,336 shares of its common stock to 14 non-affiliated investors in exchange for $76,680 of cash proceeds and received cash proceeds of $330,000 from the issuance of notes payable. All sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. The Company requires significant amounts of cash to fund its planned development activities and repay its debt, and as such management plans to raise additional funds throughout 2022 to meets its working capital needs.

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

For the Years Ended December 31, 2021 and 2020

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

Software Development Costs

The Company accounts for costs to develop internal-use software in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40.  We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40.  These costs are primarily allocation of salaries based on estimates of development activities, and to a lesser extent, estimates of third-party consulting costs attributable to development activities.  Costs incurred for maintenance and minor modifications or enhancements are expensed as incurred.  Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally four years (Note 3).

Impairment of Long-Lived Assets

Management reviews the recoverability of long-lived assets, such as property and equipment and software development costs, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows, undiscounted and without interest charges, from the related operations. If the aggregate of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets. Management determined that there were no impairment charges to be recognized for 2021 or 2020. There can be no assurance, however, that market conditions and technologies will not change or demand for the Company’s products will materialize, which could result in an impairment of long-lived assets in the future.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

The Company’s net deferred tax assets at December 31, 2021 and 2020 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the year ended December 31, 2021 and 2020. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. During the years ended December 31, 2021 and 2020, the Company sold custom hardware to one customer in the amount of $-0- and $21,000, respectively.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

For the Years Ended December 31, 2021 and 2020

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

For the Years Ended December 31, 2021 and 2020

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

2. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2021	2020

Office furniture, equipment and software	$206,000	$206,000
Less accumulated depreciation	(189,000)	(162,000)
Property and equipment, net	$17,000	$44,000

Depreciation expense for the years ended December 31, 2021 and 2020 was $27,000 and $21,000, respectively.

3. Software Development Costs

Software development costs, net consisted of the following:

	December 31,
	2021	2020

Capitalized software in-process	$888,000	$825,000
Website development	763,000	607,000
Less accumulated amortization	(633,000)	(587,000)
Software development costs, net	$1,018,000	$845,000

Amortization expense for the years ended December 31, 2021 and 2020 was $46,000 and $37,000, respectively.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and as of December 31, 2021 and 2020, the shares outstanding were 51,143,634 shares and 51,128,298 shares, respectively. Of these outstanding shares, 50,041,498 shares were issued as of December 31, 2021 and 2020.

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

During the year ended December 31, 2021, the Company sold subscriptions to issue 15,336 shares of common stock in exchange for $77,000 of cash proceeds. These sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of December 31, 2021 and 2020, deposits of approximately $8,500,000 have been ratified.

In addition, as of December 31, 2021, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of December 31, 2021 and, 2020, deposits on common stock subscriptions were $131,000. During the year ended December 31, 2021, the Company did not make any payment to return deposits on common stock subscriptions.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of December 31, 2021 and 2020.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during  the years ended December 31, 2021 and 2020, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $1,457,000 and $1,123,000, respectively, and amounts returned during the same periods were $6,000 and $18,000, respectively. As of December 31, 2021 and, 2020, the stockholder payable balance outstanding was $7,026,000 and $5,575,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable

On June 18, 2021, the Company entered into a promissory note with an investor of the Company. Under the terms of the promissory note, the Company borrowed $270,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting July 15, 2021 with the principal balance paid on June 15, 2022. The balance of the promissory note as of December 31, 2021 was $270,000 and interest paid related to the promissory note as of December 31, 2021 was $9,400. For the year ended December 31, 2021, the Company incurred interest expense from the promissory note of $9,400.

On November 18, 2021, the Company entered into another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $60,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting December 15, 2021 with the principal balance paid on November 18, 2022. The balance of the promissory note as of December 31, 2021 was $60,000 and interest paid related to the promissory note as of December 31, 2021 was $350. For the year ended December 31, 2021, the Company incurred interest expense from the promissory note of $350.

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

7. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and was obligated to repay the principal and interest amounts on January 1, 2020. In March 2020, the parties extended the maturity date of the note to January 1, 2022. On March 30, 2022, the parties ratified an extension of the maturity date of the note to January 1, 2023.  The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of December 31, 2021 and, 2020 was $1,285,000, and interest payable related to the promissory note as of December 31, 2021 and, 2020 was $235,000 and $171,000, respectively. For the years ended December 31, 2021 and 2020, the Company incurred interest expense from the promissory note of $64,000 and $64,000, respectively.

8. SBA Loan

In January 2021, the Company entered into a Paycheck Protection Program Term Note (the “Note”) with a lender pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). In January 2021, the Company entered into a second Paycheck Protection Program Term Note with the SBA. In January 2021 and May 2020, the Company received total proceeds of $88,000, which management believes was used in accordance with the requirements of the CARES Act. Until the ten-month anniversary of the covered period of the Note (the “Deferment Period”), neither principal nor interest is due and payable. Interest will continue to accrue during the deferment period. After the Deferment Period, the outstanding principal of the Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest. The Company is accounting for the Note using the debt model under ASC Topic 470.

In August 2021, all amounts due pursuant to the Note, including accrued interest, were forgiven. As a result, the Company recognized other income of $88,000 during the year ended December 31, 2021, and the balance due under the Note was $0 as of December 31, 2021.

9. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms, and on June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020.  For the years ended December 31, 2021 and 2020, expenses associated with these services were $1,085,000 and $1,070,000, respectively. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

GOFBA, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expired on October 31, 2020. Currently, the Company leases space at the location on a month-to-month basis. Rent expense for office space for the years ended December 31, 2021 and 2020 was $194,000 and $319,000, respectively.

Non-cancelable future minimum payments required under the Chino Hills lease are as follows as of December 31, 2021:

Years Ending December 31,

2022	$144,000
$144,000

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

For the Years Ended December 31, 2021 and 2020

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

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of December 31, 2021 and, 2020, amounts owed to these officers totaled $805,000 and $619,000, respectively, and such amounts are included in accounts payable and accrued expenses.

