Form 10-Q
period 2022-09-30
Gofba, Inc.
filed 2022-11-14
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2022, there were 51,152,134 shares of common stock, no par value, outstanding.

GOFBA, INC.

2

ITEM 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2022 (Unaudited) and December 31, 2021

	September 30,	December 31,
	2022	2021
Assets	(000's)	(000's)
Current assets
Cash and cash equivalents	$5	$45
Prepaid expenses and other current assets	28	28

Total current assets	33	73

Property and equipment, net	3	17
Software development costs, net (Note 3)	1,142	1,018

Total assets	$1,178	$1,108

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,203	$2,108
Deposits on common stock subscriptions (Note 4)	131	131
Stockholder payable (Note 5)	8,004	7,026
Note payable (Note 6)	396	330
Note payable - related party (Note 7)	1,691	1,285
Interest payable – related party (Note 7)	293	236
Total current liabilities	12,718	11,116
Long-term liabilities
Note payable - related party (Note 7)	110	-

Total liabilities	12,828	11,116

Commitments and contingencies (Notes 7, 9, 11, 12)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,152,134 and 51,143,634 shares outstanding at September 30, 2022 and December 31, 2021, respectively	16,544	16,501
Non-controlling interest	(2,585)	(2,560)
Accumulated deficit	(25,609)	(23,949)

Total stockholders’ deficit	(11,650)	(10,008)

Total liabilities and stockholders’ deficit	$1,178	$1,108

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(000's)	(000's)	(000's)	(000's)
	(except share and per share amounts)		(except share and per share amounts)

Revenues	$-	-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-
Costs and expenses
General and administrative	424	539	1,352	1,505
Professional fees	76	87	290	309
Depreciation and amortization	12	17	43	56

Total costs and expenses	512	643	1,685	1,870

Loss from operations	(512)	(643)	(1,685)	(1,870)

Other income	-	88	-	88

Net loss	(512)	(555)	(1,685)	(1,782)

Net loss attributable to non-controlling interest	(8)	(16)	(25)	(70)

Net loss attributable to the Company	$(504)	$(539)	$(1,660)	$(1,712)

Net loss per share
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding
Basic	51,152,134	51,138,475	51,150,115	51,132,042
Diluted	51,152,134	51,138,475	51,150,115	51,132,042

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

 Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2021	51,143,634	$16,501	$(2,560)	$(23,949)	$(10,008)
Sales of common stock for cash (Note 4)	8,500	43	-	-	43
Net loss	-	-	(8)	(594)	(602)
Balance, March 31, 2022	51,152,134	16,544	(2,568)	(24,543)	(10,567)
Net loss	-	-	(9)	(562)	(571)
Balance, June 30, 2022	51,152,134	16,544	(2,577)	(25,105)	(11,138)
Sales of common stock for cash (Note 4)	-	-	-	-	-
Net loss	-	-	(8)	(504)	(512)
Balance, September 30, 2022	51,152,134	$16,544	$(2,585)	$(25,609)	$(11,650)

Balance, December 31, 2020	51,128,298	$16,424	$(2,457)	$(21,677)	$(7,710)
Net loss	-	-	(27)	(608)	(635)
Balance, March 31, 2021	51,128,298	16,424	(2,484)	(22,285)	(8,345)
Sales of common stock for cash (Note 4)	2,936	15	-	-	15
Net loss	-	-	(27)	(565)	(592)
Balance, June 30, 2021	51,131,234	16,439	(2,511)	(22,850)	(8,922)
Sales of common stock for cash (Note 4)	12,400	62	-	-	62
Net loss	-	-	(16)	(539)	(555)
Balance, September 30, 2021	51,143,634	$16,501	$(2,527)	$(23,389)	$(9,415)

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(1,685)	$(1,782)
Less: Net loss attributable to non-controlling interest	25	70
Net loss attributable to the Company	(1,660)	(1,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(25)	(70)
SBA Loan forgiveness (Note 8)	-	(88)
Non-cash lease expense (Note 9)	958	942
Depreciation and amortization expense	43	56
Changes in:
Prepaid expenses and other current assets	-	12
Accounts payable and accrued expenses	(58)	248
Interest payable - note payable	18	2
Interest payable - related party	58	48
Net cash used in operating activities	(666)	(562)

Cash flows from financing activities
Proceeds from sales of common stock	43	77
Proceeds from SBA Loan	-	88
Proceeds from note payable - related party	516	-
Proceeds from note payable	48	270
Net advances from stockholder payable	19	151
Net cash provided by financing activities	626	586
Net (decrease) increase in cash and cash equivalents	(40)	24

Cash and cash equivalents, beginning of the period	45	36

Cash and cash equivalents, end of period	$5	$60

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$-
Income taxes	$1	$1

Non-cash investing activities:
Accrual of software developments costs	$153	$157

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

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2021.

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

Future Operations, Liquidity, and Capital Resources

The Company has not yet commenced its primary revenue-generating operations and has a material working capital deficit and a history of experiencing operating losses. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During the nine months ended September 30, 2022, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2022 through September 30, 2022, the Company sold subscriptions to issue 8,500 shares of its common stock to 4 non-affiliated investors in exchange for $42,500 of cash proceeds and received cash proceeds of $564,000 from the issuance of notes payable. All stock sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. The Company requires significant amounts of cash to fund its planned development activities and repay its debt, and as such management plans to raise additional funds throughout 2022 to meet its working capital needs.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Impairment of Long-Lived Assets

Management reviews the recoverability of long-lived assets, such as property and equipment and software development costs, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows, undiscounted and without interest charges, from the related operations. If the aggregate of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets. Management determined that there were no impairment charges to be recognized for the nine months ended September 30, 2022 and 2021. There can be no assurance, however, that market conditions and technologies will not change or demand for the Company’s products will materialize, which could result in an impairment of long-lived assets in the future.

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

The Company’s net deferred tax assets at September 30, 2022 and 2021 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying condensed consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the three months ended September 30, 2022 and 2021. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

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

2. Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021

Office furniture, equipment and software	$206,000	$206,000
Less accumulated depreciation	(203,000)	(189,000)
Property and equipment, net	$3,000	$17,000

Depreciation expense for the three months ended September 30, 2022 and 2021 was $2,000 and $7,000, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $14,000 and $20,000, respectively.

3. Software Development Costs

Software development costs, net consisted of the following:

	September 30,	December 31,
	2022	2021

Capitalized software in-process	$1,041,000	$888,000
Website development	763,000	763,000
Less accumulated amortization	(662,000)	(633,000)
Software development costs, net	$1,142,000	$1,018,000

Amortization expense for the three months ended September 30, 2022 and 2021 was $10,000 and $10,000, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $29,000 and $36,000, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and as of September 30, 2022 and December 31, 2021, the shares outstanding were 51,152,134 and 51,143,634 shares, respectively. Of these outstanding shares, 50,041,498 shares were issued as of September 30, 2022 and December 31, 2021.

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

During the nine months ended September 30, 2022, the Company sold subscriptions to issue 8,500 shares of common stock in exchange for $42,500 of cash proceeds. These sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of September 30, 2022 and December 31, 2021, deposits of approximately $8,650,000 have been ratified.

In addition, as of September 30, 2022, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, deposits on common stock subscriptions were $131,000. During the nine months ended September 30, 2022, the Company did not make any payment to return deposits on common stock subscriptions.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of September 30, 2022 and December 31, 2021.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the nine months ended September 30, 2022 and 2021, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $980,000 and $1,098,000, respectively, and amounts returned during the same periods were $2,000 and $5,000, respectively. As of September 30, 2022 and December 31, 2021, the stockholder payable balance outstanding was $8,004,000 and $7,026,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Notes Payable

On June 18, 2021, the Company entered into a promissory note with an investor of the Company. Under the terms of the promissory note, the Company borrowed $270,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting July 15, 2021 with the principal balance paid on June 15, 2022. In June 2022, the parties ratified an extension of the maturity date of the note to June 15, 2023. As of September 30, 2022, the balance of the promissory note and interest payable was $270,000 and $14,175, respectively.  For the three months ended September 30, 2022 and 2021, the Company incurred interest expense from the promissory note in the amount of $4,725 and $4,725, respectively. For the nine months ended September 30, 2022, the Company incurred interest expense from the promissory note in the amounts of $14,175 and $4,725, respectively.

On November 18, 2021, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $60,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting December 15, 2021 with the principal balance due on November 18, 2022. The balance of the promissory note as of September 30, 2022 was $60,000 and interest payable related to the promissory note as of September 30, 2022 was $3,150. For the three and nine months ended September 30, 2022, the Company incurred interest expense from the promissory note of $1,050 and $3,150, respectively. There was no such note during the three and nine months ending September 30, 2021.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

On February 24, 2022, the Company entered in another promissory note with a different investor and member of the Board of Directors of the Company. Under the terms of the promissory note, the Company borrowed $42,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting February 24, 2022 with the principal balance paid on March 15, 2023. The balance of the promissory note as of September 30, 2022 was $42,000 and interest payable related to the promissory note as of September 30, 2022 was $735. For the three and nine months ended September 30, 2022, the Company incurred interest expense from the promissory note of $735 and $1,715, respectively. There was no such note during the three and nine months ending September 30, 2021.

On March 31, 2022, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $6,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting August 30, 2022 with the principal balance paid on July 30, 2023. The balance of the promissory note as of September 30, 2022 was $6,000 and interest payable related to the promissory note as of September 30, 2022 was $35. For the three and nine months ended September 30, 2022, the Company incurred interest expense from the promissory note of $70. There was no such note during the three and nine months ending September 30, 2021.

7. Notes Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and was obligated to repay the principal and interest amounts on January 1, 2022. On March 30, 2022, the parties ratified an extension of the maturity date of the note to January 1, 2023. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. The balance of the promissory note as of September 30, 2022 and December 31, 2021 was $1,285,000, and interest payable related to the promissory note as of September 30, 2022 and December 31, 2021 was $283,000 and $236,000, respectively. For the three months ended September 30, 2022, and 2021 the Company incurred interest expense from the promissory note of $16,000 and $16,000, respectively. For the nine months ended September 30, 2022, and 2021 the Company incurred interest expense from the promissory note of $48,000 and $48,000, respectively.

On May 6, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $406,200 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on December 1, 2022. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. The balance of the promissory note as of September 30, 2022 was $406,200, and interest payable related to the promissory note as of September 30, 2022 was $8,460. For the three and nine months ended September 30, 2022 the Company incurred interest expense from the promissory note of $3,385 and $5,075, respectively. There was no such note during the three and nine months ending September 30, 2021.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

On July 21, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $110,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. The balance of the promissory note as of September 30, 2022 was $110,000, and interest payable related to the promissory note as of September 30, 2022 was $915. For the three and nine months ended September 30, 2022 the Company incurred interest expense from the promissory note of $915. There was no such note during the three and nine months ending September 30, 2021.

8. SBA Loan

In January 2021, the Company entered into a Paycheck Protection Program Term Note (the “Note”) with a lender pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $88,000, which management believes were used in accordance with the requirements of the CARES Act. Until the ten-month anniversary of the covered period of the Note (the “Deferment Period”), neither principal nor interest is due and payable. Interest will continue to accrue during the deferment period. After the Deferment Period, the outstanding principal of the Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest. The Company is accounting for the Note using the debt model under ASC Topic 470. In August 2021, all amounts due pursuant to the Note, including accrued interest, were forgiven. As a result, the balance due under the Note was $0 as of September 30, 2022 and December 31, 2021.

9. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms, and on June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020. For three months September 30, 2022 and 2021, expenses associated with these services were $271,000 and $271,000, respectively. For nine months September 30, 2022 and 2021, expenses associated with these services were $814,000 and $814,000, respectively. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

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

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expired on October 31, 2021. Currently, the Company leases space at the location on a month-to-month basis. Rent expense for office space for the three months ended September 30, 2022 and 2021 was $750 and $750, respectively. Rent expense for office space for the nine months ended September 30, 2022 and 2021 was $2,100 and $2,100, respectively.

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

10. Income Taxes

As of September 30, 2022, the Company has net deferred income tax assets that are mainly comprised of Federal and state net operating loss carryforwards in the amounts of approximately $11,000,000.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at September 30, 2022 and December 31, 2021.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Related Party Transactions

On May 6, 2022, March 31, 2022, February 24, 2022, November 18, 2021, June 18, 2021, and July 21, 2022, the Company entered into promissory notes with investors and a Board of Director of the Company. See Note 6 above for further discussion.

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

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of September 30, 2022 and December 31, 2021, amounts owed to these officers totaled $819,000 and $805,000, respectively, and such amounts are included in accounts payable and accrued expenses.

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

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects

 Overview

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

On May 6, 2022, February 24, 2022, March 31, 2022, November 18, 2021, June 18, 2021, and July 21, 2022, we entered into promissory notes with investors and a Board of Director of the Company. See Note 6 to the accompanying condensed consolidated financial statements included in this report for further discussion.

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

Results of Operations

We have no revenue-generating operations, a material working capital deficit and a history of experiencing operating losses. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2021, and the year-to-date period in 2022, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the nine months ended September 30, 2022, we issued promissory notes for $564,000 cash proceeds, and sold subscriptions to issue 8,500 shares of common stock in exchange for $42,500 of cash proceeds. As of the date of this report, we continue to seek equity financing which we expect to be sold pursuant to our primary offering in our effective Registration Statement on Form S-1.

We plan to focus on creating new revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

During the nine months ended September 30, 2022, we continued efforts in launching our Five Star Business Listing services and GOFBA News modules. During the nine months ended September 30, 2022, there were no revenues generated from these two new modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

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

Summary of Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(000's)	(000's)	(000's)	(000's)
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-
Operating expenses:
General and administrative	424	539	$1,352	$1,505
Professional fees	76	87	290	309
Depreciation and amortization	12	17	43	56
Total operating expenses	512	643	1,685	1,870

Net operating loss	(512)	(643)	$(1,685)	$(1,870)

Other Income	-	88	-	88

Net Loss	$(512)	$(555)	$(1,685)	$(1,782)

Three Months ended September 30, 2022 compared to Three Months ended September 30, 2021

 Revenue and Gross Profit

We generated no revenue during the three months ended September 30, 2022 and 2021.

Net Loss

Our net loss decreased by $43,000 to $512,000 during the three months ended September 30, 2022 from $555,000 during the same period last year. The decrease in net loss compared to the prior year is a result of a decline in general and administrative expenses of $115,000, in professional fees of $11,000 and in depreciation and amortization of $5,000. The decrease in net loss was partially offset by the decrease in other income of $88,000 attributable to our SBA Loan forgiven in 2021 where as there was no such forgiveness during the same period this year.

For the three months ended September 30, 2022, our most significant expense is included in general and administrative expense and represents over $300,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses decreased by $115,000, to $424,000 for the three months ended September 30, 2022 from $539,000 during the same period last year. During the quarter ended September 30, 2022, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $319,000, software and application maintenance expenses of approximately $39,000, and executive compensation of approximately $14,000 (as an additional $56,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2022 condensed consolidated financial statements.

Professional Fees

Our professional fees decreased by $11,000, to $76,000 during the three months ended September 30, 2022 from $87,000 during the same period in 2021. Professional fees incurred during the three months ended September 30, 2022, related principally to our outsourced staffing fees of approximately $52,000 and legal, accounting and public company related expenses of approximately $24,000 associated with us preparing our second quarter Form 10-Q and a post-effective amendment to our Registration Statement on Form S-1, which were filed during the third quarter of 2022 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $5,000 to $12,000 from $17,000 during the three months ended September 30, 2022, as compared to the same period last year.

Nine months ended September 30, 2022 compared to Nine months ended September 30, 2021

Revenue and Gross Profit

We generated no revenue during the nine months ended September 30, 2022 and 2021. We do not expect to generate significant future revenues from sales of customer hardware products.

Net Loss

Our net loss decreased by $185,000 to $1,685,000 during the nine months ended September 30, 2022 from $1,782,000 during the same period last year. The decrease in our net loss compared to the prior year is a result of a decline in general and administrative expenses of $153,000, in professional fees of $19,000, and in depreciation and amortization of $13,000. The decrease in net loss was partially offset by the decrease in other income of $88,000 attributable to our SBA Loan forgiven in 2021 where as there was no such forgiveness during the same period this year.

For the nine months ended September 30, 2022, our most significant expense is included in general and administrative expense and represents over $900,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses decreased by $153,000, to $1,352,000 for the nine months ended September 30, 2022 from $1,505,000 during the same period last year. During the nine months ended September 30, 2022, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $958,000, software and application maintenance expenses of approximately $196,000, and executive compensation of approximately $42,000 (as an additional $168,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2022 condensed consolidated financial statements.

Professional Fees

Our professional fees decreased by $19,000, to $290,000 during the nine months ended September 30, 2022 from $309,000 during the same period in 2021. Professional fees incurred during the nine months ended September 30, 2022, related principally to our outsourced staffing fees of approximately $170,000 and legal, accounting and public company related expenses of approximately $120,000 associated with us preparing our 2021 Annual Report on Form 10-K and first and second quarter Form 10-Qs and a post-effective amendment to our Registration Statement on Form S-1. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $13,000 to $43,000 from $56,000 during the nine months ended September 30, 2022, as compared to the same period last year.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of September 30, 2022 was $5,000 and our monthly cash flow burn rate was approximately $40,000. To assist with our cash requirements, during the nine months ended September 30, 2022, we obtained $564,000 of cash proceeds from the issuance of promissory notes payable to existing investors and Board of Director. We need to continue raising funds through debt or equity financings for the remainder of 2022 to meet our current monthly cash requirements of approximately $40,000. In addition, we have incurred a significant amounts of debt, $1.9 million including accrued interest, which is due beginning December 1, 2022. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the nine months ended September 30, 2022, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the nine months ended September 30, 2022, we sold 8,500 shares of stock subscriptions for cash proceeds of $42,500 and made no payments to return deposits on common stock subscriptions.

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

Cash Requirements

We had cash balances of $5,000 and $45,000 as of September 30, 2022 and December 31, 2021, respectively. Based on limited revenues, current cash balances and current expected monthly cash burn rate of approximately $40,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2023 (as amended), along with accrued interest of $293,000. During the three months ended September 30, 2022, we continued to seek out additional debt and/or equity financing and in July 2022, we obtained a $110,000 promissory note. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $666,000 during the nine months ended September 30, 2022, as compared to $562,000 for the same period in 2021. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In the nine months ended September 30, 2022, the net cash used in operating activities consisted primarily of our net loss of $1,685,000, offset by non-cash lease expenses of $958,000. During the nine months ended September 30, 2021, the net cash used in operating activities consisted primarily of our net loss of $1,712,000, which was offset by non-cash lease expenses of $942,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the nine months ended September 30, 2022 and 2021. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the nine months ended September 30, 2022 was $626,000, compared to $586,000 for the same period in 2021. During the nine months ended September 30, 2022, cash proceeds from the sale of common stock subscriptions were $42,500, and net advances from stockholder payable were $19,000. We also received $564,000 from promissory notes issued to existing investors and member of Board of Directors. During the same period last year, financing activities consisted of cash proceeds from sales of common stock of $77,000, promissory note from existing investors of $270,000 and advances from stockholder payable of $151,000. Additionally, during the same period last year, we received $88,000 from a Small Business Administration loan obtained under the CARES Act.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of September 30, 2022 and December 31, 2021, $819,000 and 805,000 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020. For the three months ended September 30, 2022 and 2021, expenses associated with these services were $271,000 and $271,000, respectively. For the nine months ended September 30, 2022 and 2021, expenses associated with these services were $814,000 and $814,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2023. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the nine months ended September 30, 2022 and 2021, amounts funded to us by our Chairperson, President and majority stockholder were $980,000 and $1,098,000, respectively, and amounts returned during the same periods were $2,000 and $5,000, respectively. As of September 30, 2022 and December 31, 2021, the stockholder payable balance outstanding was $8,004,000 and $7,026,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

On May 6, 2022, February 24, 2022, March 31, 2022, November 18, 2021, June 18, 2021 and July 21, 2022, we entered into promissory notes with investors and a Board of Director of the Company. See Note 6 to the accompanying condensed consolidated financial statements included in this report for further discussion.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended September 30, 2022, we did not issue any unregistered securities.

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

During the three months ended September 30, 2022, we did not make any payment to return deposits on common stock subscriptions, and as of September 30, 2022, $131,000 is owed to the pre-subscribers.

ITEM 6 Exhibits

Item No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1(1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2(1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3(1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4(1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5(1)	Computer Towers Lease Agreement dated November 1, 2006

10.6(1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7(1)	Employment Agreement with Anna Chin dated May 14, 2018

10.8(1)	Employment Agreement with William DeLisi dated May 14, 2018

10.9(1)	Promissory Note issued to Sunray Trust dated May 1, 2018

10.10(2)	Amendment No. 1 to Computer Tower Lease Agreement by and between Gofba, Inc. Sunray Trust dated January 1, 2021

10.11(2)	Amendment No. 1 to Promissory Note issued to Sunray Trust dated March 5, 2021

10.12(3)	Amendment to Computer Towers Lease Agreement dated November 1, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________

*	Filed herewith.

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

Gofba, Inc.

Dated: November 14, 2022	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: November 14, 2022	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

