Form 10-K
period 2022-12-31
Gofba, Inc.
filed 2023-03-31
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2022: $30,218,780 as based on last sales price of such stock ($5.00) prior to June 30, 2022 (in a private transaction). The voting stock held by non-affiliates on that date consisted of 6,043,756 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2023, there were 51,152,134 shares of common stock, no par value, outstanding.

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Business Overview

Gofba, Inc., was formed to create a safe haven for users of the internet. To that end, we have created an internet “supersite”, consisting of search, chat, email, news and offsite file transfer and storage modules, in order to address dangerous, pressing issues not adequately addressed by our competitors. We see two primary threats to the average user of the internet, and one major issue users encounter with file transfers. The first is unrestricted, free access to inappropriate material, including, but not limited to, pornographic material. To address this we have developed a “clean” database from scratch that does not contain inappropriate material and we use proprietary search algorithms which automatically eliminate, or make scarce, inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users. Put simply, Gofba is the online solution to these problems; providing users with a safe haven on the internet. The issue related to file transfers is that it has been difficult to transfer large amounts of information in a speedy, user-friendly, and secure manner. With limited promotional activity and no advertising, we currently enjoy over 46 million users worldwide.1 Our user base has been consistently expanding since we launched Gofba Search in 2008, and we expect it to continue to increase. A number of our users are located in conservative countries and we discuss the unique nature of having users based in conservative countries below.

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

Gofba News: A completely new approach to news, here in the United States and around the world. Gofba studied usability patterns and user behaviors to design the news module, making the navigation and layout more efficient for users. The module’s dynamic news content features late-breaking stories, as well as various article categories including politics, technology, money, entertainment, health and sports from leading credible publications. Importantly, the news feeds represent a centrist perspective that differentiates Gofba from other services. The facts of a story are presented as they are without misinformation.

Gofba Email: Our new email platform, which we plan to rollout in the fourth quarter of 2023, will be the most innovative email product on the market. It is virus free, junk mail free, and hacker free and offers a unique user experience. Gofba email will change the way people and businesses communicate. With up to 5 GB attachments, along with embedded audio and video, we believe Gofba Email will revolutionize the way emails will be sent and received.

The next steps and budget to bring Gofba Email to market are as follows:

Development – 3rd quarter 2023 - $45,000

Beta testing – 3rd quarter 2023 - $20,000

We plan to fund these steps, as well as the further steps necessary for the other modules discussed herein, through the sale of our common stock in our registered public offering, or through the sale of our common stock in private placements.

Future Gofba Products and Solutions

Gofba continues to invest in product development to add to this array of modules. In addition to the above products and services, we plan to launch Gofba Business Listing, Gofba Media, Gofba Marketplace, Gofba Concierge, Gofba Circle, Gofba University and Gofba Medical, along with several others.

Gofba Business Listing: We rolled out our business listing service in second quarter 2021 that costs businesses very little to list their company, around $29.00 per month. Our business listing service also acts as a rating system, similar to Yelp, except our business listings start with a 5-star rating, and we plan to assist the listed companies with maintaining their 5-star rating and also, hopefully, utilize our suite of products and services. We launched this service on an international level in the 2nd quarter of 2021 and we do not believe the service will involve any additional capital above what we already have allocated to the launch of our other products and services. We are now working on the Mobile App for this service and plan on launching in the 2nd quarter of 2024.

Gofba Media: This module, along with Gofba Chat, acts as the groundwork for Gofba Circle, our social networking platform. Currently, Gofba Media features location-based news content and is a viable source for advertisers to gain exposure. We plan to rollout Gofba Media in the 1st quarter of 2024.

The next steps and budget to bring Gofba Media to market are as follows:

Development – 3rd quarter 2023 - $30,000

Beta testing – 4th quarter 2023 - $15,000

Gofba Marketplace: Gofba Marketplace is our e-commerce platform which will demonstrate a combination of retail, wholesale, and bidding. The first phase of Gofba Marketplace will be rolled out in the second quarter of 2024

The next steps and budget to bring Gofba Marketplace to market are as follows:

Development – 3rd quarter 2023 through 1st quarter 2024 - $30,000

Beta testing – 2nd quarter 2024 - $15,000

Gofba Concierge: This module will act as users' personal assistant with the ability to schedule appointments, manage calendars, among much else. We plan to rollout Gofba Concierge in the fourth quarter of 2024. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Concierge or an anticipated budget.

Gofba Circle: This is our social media module which will segregate by age group on a secure and accountable platform. We plan to rollout Gofba Circle in the second quarter of 2025. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Circle or an anticipated budget.

Gofba University: GU is an aggregator of online classes offered first in the United States, then the world. It will allow anyone to go to college, keep track of your studies and show your exact graduation date, and the first two years of college are free. We plan to rollout Gofba University in the first quarter of 2025. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba University or an anticipated budget.

Gofba Medical: Gofba medical is a comprehensive medical app, designed to keep track of patience’s medical records, have secure chats with medical personnel including your doctor or specialists referred by your doctor. It also gives accurate diagnosis using a world-wide database, combined with one of the fastest computer systems in the world. We plan to rollout Gofba Medical in the third quarter of 2024. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Medical or an anticipated budget.

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

8

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

To date we have not received any revenues from these sources.

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

Market Overview

Internet search and related services is a rapidly expanding and influential market as the global landscape of internet users continues to grow. According to Statista, 4.95 billion people around the world used the internet in January 2022 - equivalent to 62.5 percent of the world's total population., with that penetration expected to increase to over 70% of the world’s population by 2023 as the world welcomes another 500 million people online.

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

Market Leader Analysis

Presently, Gofba is entering the internet market for search, chat, email, e-commerce, and offsite storage.

The chart below details the 2022 revenues, percentage of U.S. market share, and market caps for each dominant player in the respective markets.

Name	Market	2022 Revenue	% U.S. Market Share	Market Cap
Alphabet	Search	$279 billion	92.04%	$1.92 trillion
Amazon	E-commerce	$514 billion	47.05%	$1.69 trillion
Dropbox	Offsite Storage	$2.3 billion	34.44%	$9.3 billion
Meta	Social Media	$116 billion	36.64%	$935 billion

Further market analysis reveals:

•	Each company reported a higher revenue in 2022 than in 2021, representing growth in each market segment.

•	Advertising is a major contributor to the revenue of each of these companies. Each of Gofba’s 32 modules either available or in development presents advertising revenue opportunities.

•	Other revenue streams include e-commerce and cloud based storage. Both are avenues that Gofba is pursuing. Gaining a fraction of markets will present significant revenue opportunities for Gofba.

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

Of Gofba’s 46 million users, we believe the majority have been attracted from two of the three largest markets of internet users worldwide, China and the United States. This has been done through grassroots word of mouth and without promotion. The majority of Gofba’s users are in China with the U.S. close behind. According to Internet World Stats by Miniwatts Marketing Group, China alone accounts for over 40% of the world's internet users with over 1 billion users. The United States is home to 302 million internet users. The second largest market is India with 624 million internet users.

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

Below are some statistics to show the vast academic and organizational markets that Gofba intends to tap into:

12

•

According to the National Center for Education Statistics, in the U.S., in fall 2021, an estimated 50.7 million students attended public elementary and secondary schools. Public school systems employed close to 3.7 million full-time teachers.

•	According to the National Center for Education Statistics, in fall 2021, some 19.7 million students attended American colleges and universities, an increase of about 4.7 million since fall 2000.

•	According to Governing magazine, U.S. state and local governments employ over 16 million employees and the Federal government employees another 2.0 million employees.

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

Staffing

As of December 31, 2022, we contract with 5 consultants and we have employment agreements with our Chief Executive Officer and President.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce will be critical to our success. As we grow, we plan to continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including persons of all races, as well as veterans, to enhance our inclusive and diverse culture. We plan to invest in recruiting diverse talent.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Importantly during 2022, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. These actions helped minimize the impact of COVID-19 on our workforce.

Description of Property

Our executive offices are located in Ontario, California, at 3281 East Guasti Road, Suite 700, Ontario, CA 91761. The lease expired on October 31, 2020, and we are currently renting two offices at the same location on a month-to-month basis.

We also maintain office space at 13358 Monte Vista Ave., Chino, CA 91710. We entered into this lease on October 1, 2017 and it terminates on October 1, 2027. Under the terms of the lease we rent the space primarily for our computer servers and equipment. We pay $16,000 per month in rent. We lease this space from Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust.

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

Our financial condition casts doubts about our ability to continue as a going concern.

As a result of our financial condition, there is uncertainity regarding our ability to continue as a going concern. To that end, our independent registered public accounting firm for our financial statements for the year ended December 31, 2022 has included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

 The coronavirus pandemic caused disruptions with many of the consultants and companies we work with, which may continue to have negative repercussions on our business if those disruptions continue for an extended period time.

 We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding how it impacts the consultants and companies we work with for the development of our suite of products and services. Due to the pandemic many persons in the workforce have begun “working from home” and/or altered their work routines. Since the development and testing of our suite of products can be a “hands on” process these alternative work arrangements have significantly slowed down our anticipated schedules for the development, marketing and launch of our products and services, which has had a negative impact our business. We anticipate that the longer this shift in the workforce remains the norm, it will continue to disrupt the development of our products and services.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

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

We have a Computer Towers Lease Agreement with Sunray Trust and have been accruing the amounts we owe thereunder. In the event Sunray Trust ceases allowing us to accrue the amounts due under the lease agreement, and if we are unable to pay the lease amount, Sunray Trust could prohibit us from utilizing the server towers, super computers and virtual servers necessary to store the data used in our operations as well as the processors to run our programs and applications.

Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our projected use for the upcoming year, with each such amendment being approved by the non-interested members of our Board of Directors. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021 and 2022, the parties agreed to renew the agreement under the same terms as the end of 2020. Since we have not been able to pay the entire cost for the use of this computer storage and processing space, the amounts we owe Sunray Trust have been accrued. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. In the event Sunray Trust ceases to allow us to accrue and amounts owed, and if we are unable to pay the amounts owing, Sunray Trust could prohibit us from utilizing the server towers, super computers and virtual servers necessary to store the data used in our operations as well as the processors to run our programs and applications, which would have a material adverse effect on our ability to operate our business. Anna Chin, our President, is a trustee of Sunray Trust. Excluding amounts owed under a separate promissory note, the total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, totaled $7,026,000 as of December 31, 2021 and $8,331,000 as of December 31, 2022.

As of December 31, 2022, we owed Sunray Trust $1,809,370 in principal under a series of promissory notes that mature on dates between December 1, 2023 and August 31, 2027, plus accrued interest. In the event we are unable to repay this amount on the maturity dates we will be in default under the terms of the notes.

Under the terms of a series of Promissory Notes we owe Sunray Trust $1,809,370, plus interest, which is accruing at 5% per annum (simple interest). We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able to repay this obligation. In the event we are unable to repay this amount on the maturity dates (between December 1, 2023 and August 31, 2027, with the significant majority due by January 1, 2024), we will be in default under the terms of the notes, which could subject us to legal action regarding the amounts we owe Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust. As of December 31, 2022, we owe accrued interest on these notes of $316,000.

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

If we are unable to recruit, hire, pay, motivate, and retain key personnel, we may not be able to execute our business plan.

Our business and our ability to grow and compete in our market are dependent on our ability to recruit, hire, pay, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors; the intense competition for such highly skilled personnel in locations where our offices are located; competitors’ hiring practices; the effectiveness of our compensation and retention programs; and fluctuations in global economic and industry conditions. If we do not succeed in retaining and motivating our existing key employees, and in attracting new key personnel, we may be unable to achieve our business plan and as a result, our ability to grow revenue and profitability will be impaired.

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

We also maintain office space at 13358 Monte Vista Ave., Chino, CA 91710. We entered into this lease on October 1, 2017 and it terminates on October 1, 2025. Under the terms of the lease we rent the space primarily for our computer servers and equipment. We pay $16,000 per month in rent. We lease this space from Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust.

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

Holders

 As of December 31, 2022, there were 51,152,134 shares of our common stock outstanding held by approximately 500 holders of record. Of these shares, 6,056,156 were held by non-affiliates. As of June 30, 2022, there were 6,043,756 shares held by non-affiliates, which had an estimated market value of $30,176,280, based on the last price we sold our common stock prior to June 30, 2022 ($5.00/share). As of March 28, 2023, there were 51,152,134 shares of our common stock outstanding held by approximately 500 holders of record.

Stock Options, Warrants and Convertible Debentures

As of December 31, 2022, we did not have any outstanding stock options, warrants or convertible debentures.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are not limited and are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2022.

Preferred Stock

As of December 31, 2022, we did not have any shares of preferred stock issued or outstanding.

Recent Issuance of Unregistered Securities

During the fourth quarter of the year ended December 31, 2022, we did not issue any unregistered securities.

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

Purchases of Equity Securities

 During the year ended December 31, 2022, we did not purchase any of our equity securities.

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

Overview

We have developed a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by our competitors. Gofba was established to address the current dangers that threaten the everyday internet user. We see two primary threats. The first is unrestricted, free access to inappropriate material. We have developed proprietary search algorithms which eliminate or make scarce inappropriate material from search results. The second is security. To address this, we have developed proprietary security algorithms which provide an enhanced level of protection for users.

During the current year, we recognized impairment charges on our software development assets. The recognition of these impairment charges was driven by a combination of factors, including changes in market conditions and the impact of the COVID-19 pandemic on our business operations.

The impairment charges primarily related to our intangible assets, including software development costs, as we have not yet generated any revenues from our operations. The total impairment charges recognized during the year amounted to $1.2 million and were recognized as a non-cash expense in the income statement.

Our management recognizes the impact that the impairment charges have had on our financial position and cash flows during the current year. However, management believes that these charges are a one-time event and will not materially affect our ongoing long-term strategy.

Despite the impairment charges recognized during the current year, we remain committed to investing in our business and seeking out revenue generating activities. Our management has identified several key initiatives as part of our long-term strategy.

Firstly, we plan to continue investing in software development to create new software products and services that meet the evolving needs of the current marketplace. We recognize that technology and consumer preferences are constantly changing, and it is essential to stay ahead of these changes to remain competitive in the market.

Secondly, we plan to establish partnerships with potential customers to develop custom software solutions and explore possible new revenue streams. This involves building relationships with key industry players and leveraging our expertise to deliver high-quality solutions.

Thirdly, we plan to optimize our operations and improve efficiency to reduce costs and maximize profitability. This involves implementing lean software development processes and investing in automation and technology to streamline operations and improve productivity.

Furthermore, we plan to continue to monitor our assets for potential impairments and adjust the carrying values of our assets as necessary. This ongoing assessment ensures that our financial statements accurately reflect the value of our assets and provide investors with a transparent view of our financial position.

Overall, our management is confident in our ability to execute on our long-term strategy and deliver long-term shareholder value. While the recognition of impairment charges during the current year has had an impact on our financial position, management believes that our ongoing business operations are sound, and we remain committed to investing in our business and driving seeking growth opportunities.

Corporate Overview

We were incorporated in the State of California as Gofba, Inc. on November 6, 2008.

Our offices are located at 3281 E. Guasti Road, Suite 700, Ontario, CA 91761, telephone number (909) 212-7662.

This discussion and analysis should be read in conjunction with our consolidated financial statements included as part of this report.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. These judgments and estimates are based on past events and expectations of future outcomes. Actual results may differ from our estimates.

We continually review our accounting policies, how they are applied and how they are reported and disclosed in our financial statements. We have reviewed our critical accounting estimates with the audit and compliance committee of our Board of Directors.

See Note 1 of the Notes to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for a summary of significant accounting policies and the effect on our financial statements.

Following is a summary of our critical accounting estimates and how they are applied in preparation of the financial statements.

Website development in progress

We capitalize the software development costs once the technological feasibility of a product is established. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. The technological feasibility of product is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The amount of software development costs to be capitalized is allocated based on the time and cost of our employees and service providers spend creating and developing the product. As of December 31, 2022, we determined that the website development in progress was impaired and recorded the impairment charge to write down the assets to their fair value of zero.

Impairment of Long-lived Assets

We review the recoverability of long-lived assets, such as property and equipment and software development costs, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment for possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows, undiscounted and without interest charges, from the related operations. If the aggregation of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires us to estimate future cash flows and the fair value of long-lived assets.

Factors that we estimate include, among others, the economic lives of the assets, sales volume, pricing, inflation, long-term growth rates, cost of capital, marketing and capital spending. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the global COVID-19 pandemic. When performing impairment tests, we estimate the fair values of the assets using our best assumptions, which we believe are consistent with those a market participant would use. Furthermore, if we use different assumptions in future periods and estimates when impairment tests are performed, different results could occur.

As of December 31, 2022, we completed an impairment assessment of our capitalized software and determined that the fair value of our capitalized software costs is zero and recorded an impairment loss of $1,188,000 for the year ended December, 31, 2022.

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

Results of Operations

We have no revenue-generating operations, a material working capital deficit, a history of experiencing operating losses, and a net stockholders’ deficit. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2021and 2022, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the year ended December 31, 2022, we issued promissory notes for $572,000 cash proceeds, and sold subscriptions to issue 8,500 shares of common stock in exchange for $42,500 of cash proceeds. As of the date of this report, we continue to seek equity financing which we expect to be sold pursuant to our primary offering in our effective Registration Statement on Form S-1.

We plan to focus on creating revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

During the year ended December 31, 2022, we continued efforts in launching our Five Star Business Listing services and GOFBA News modules. During 2022, there were no revenues generated from these two new modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

In March 2020, the World Health Organization characterized a novel coronavirus disease (“COVID-19”) as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic had a negative impact on our business, results of operations, and development of our technologies by causing increased difficulties in our efforts to raise equity capital. We have relied on third party loans and cash advances from related parties. We expect the pandemic to have a negative impact through 2023. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

Summary of Results of Operations

	The Years Ended December 31,
	2022	2021
	(000's)	(000's)
Revenues	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-
Operating expenses:
General and administrative	1,733	2,001
Professional fees	377	389
Depreciation and amortization	54	73
Impairment loss	1,188	-
Total operating expenses	3,352	2,463

Net operating loss	(3,352)	(2,463)

Other income (expense)	-	88

Net Loss	$(3,352)	$(2,375)

 Revenue and Gross Profit

We generated no revenue during the years ended December 31, 2022 and 2021.

Net Loss

Our net loss increased by $977,000 to $3,352,000 during the year ended December 31, 2022 from $2,375,000 during the same period last year. The increase in net loss compared to the prior year is a result of the impairment loss of $1,188,000, which was partially offset by a decline in general and administrative expenses of $268,000, in professional fees of $12,000 and in depreciation and amortization of $19,000. Moreover, the Company also recorded other income of $88,000 attributable to our SBA Loan forgiven in 2021 whereas there was no such forgiveness during the same period this year.

For the year ended December 31, 2022, our most significant expense is included in general and administrative expense and represents over $1 million of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses decreased by $268,000, to $1,733,000 for the year ended December 31, 2022 from $2,001,000 during the same period last year. During the year 2022, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $1,085,000, software and application maintenance expenses of approximately $208,000, and executive compensation of approximately $56,000 (as an additional $112,000 was capitalized as software development costs). The salary expense results from executive agreements, further discussed below and in the notes to our 2022 consolidated financial statements.

Professional Fees

Our professional fees decreased by $12,000, to $377,000 during the year ended December 31, 2022 from $389,000 during the same period in 2021. Professional fees incurred during the year ended December 31, 2022, related principally to our outsourced staffing fees of approximately $226,000 and legal, accounting and public company related expenses of approximately $151,000 associated with us preparing our 2021 Annual Report on Form 10-K, our 2022 Quarterly Reports on Form 10-Q for each quarter ended March 31, 2022, June 30, 2022, and September 30, 2022, and a post-effective amendment to our Registration Statement on Form S-1, which were filed during the year ended December 31, 2022 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $19,000 to $54,000 from $73,000 during the year ended December 31, 2022, as compared to the same period last year.

Impairment loss

During the year ended December 31, 2022, we performed an impairment test of the capitalized software and software development in progress. We determined that the fair value of the assets was less than their carrying value, resulting in an impairment of $1,188,000. There was no such loss in the same period in 2021.

Other Income (Expense)

We received loans obtained under the CARES Act in 2021 in the amount of $88,000. In August 2021, all amounts due pursuant to the $88,000 loan, including accrued interest, were forgiven. As a result, we recognized other income of $88,000 during the year ended December 31, 2021 and the balance due under the loan was $0 as of December 31, 2022 and 2021.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of December 31, 2022 was $1,000 and our monthly cash flow burn rate was approximately $60,000. To assist with our cash requirements, during the year ended December 31, 2022, we obtained $572,000 of cash proceeds from the issuance of promissory notes payable to existing investors and Board of Director. We need to continue raising funds through debt or equity financings for the remainder of 2022 to meet our current monthly cash requirements of approximately $40,000. In addition, we have incurred a significant amounts of debt, $1.9 million including accrued interest, which is due beginning December 1, 2022. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the year ended December 31, 2022, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the year ended December 31, 2022, we sold 8,500 shares of stock subscriptions for cash proceeds of $42,500 and made no payments to return deposits on common stock subscriptions.

We plan to focus on creating plans to revenue generating activities through various initiatives. Since we have not established any sources of recurring revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and support from our majority stockholder and other related parties.

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

Cash Requirements

We had cash balances of $1,000 and $45,000 as of December 31, 2022 and 2021, respectively. Based on limited revenues, current cash balances and current expected monthly cash burn rate of approximately $40,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. Further, we have a $1,285,000 note payable that is contractually due on January 1, 2024 (as amended), along with accrued interest of $317,000. During the year ended December 31, 2022, we continued to seek out additional debt and/or equity financing. In July 2022 and December 2022, we obtained an $110,000 promissory note and a $8,170 promissory note, respectively. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $693,000 during the years ended December 31, 2022, as compared to $671,000 for the same period in 2021. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses. In 2022, the net cash used in operating activities consisted primarily of our net loss of $3,233,000, offset by non-cash lease expenses of $1,277,000 and impairment loss of $1,188,000. In 2021, the net cash used in operating activities consisted primarily of our net loss of $2,272,000, which was offset by non-cash lease expenses of $1,265,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during year ended December 31, 2022 and 2021. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the year ended December 31, 2022 was $649,000, compared to $680,000 for the same period in 2021. During the year ended December 31, 2022, cash proceeds from the sale of common stock subscriptions were $42,500, and net advances from stockholder payable were $28,000. We also received $578,000 from promissory notes issued to existing investors and member of Board of Directors. During the same period last year, cash proceeds from the sale of common stock subscriptions were $77,000, and net advances from stockholder payable were $185,000. Additionally, during the same period last year, we received $88,000 from a Small Business Administration loan obtained under the CARES Act.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of December 31, 2022 and 2021, $889,000 and 805,000 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020. For the years ended December 31, 2022 and 2021, expenses associated with these services were $1,085,000 and $1,085,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2027. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the years ended December 31, 2022 and 2021, amounts funded to us by our Chairperson, President and majority stockholder were $1,308,000 and $1,457,000, respectively, and amounts returned during the same periods were $3,000 and $6,000, respectively. As of December 31, 2022 and 2021, the stockholder payable balance outstanding was $8,331,000 and $8,331,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

On December 12, 2022, July 21, 2022, May 6, 2022, February 24, 2022, March 31, 2022, November 18, 2021, and June 18, 2021 and, we entered into promissory notes with investors and a Board of Director of the Company. See Note 6 to the accompanying consolidated financial statements included in this report for further discussion.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(c) Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, once we raise sufficient funds we intend to hire additional qualified and experienced personnel to assist us in remedying these material weaknesses as our business grows and as additional financial and other resources become available to us.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 28, 2023, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

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

Board Meetings and Committees

During 2022, the Board of Directors took written action on several occasions. The written actions were by unanimous consent. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the Board of Directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2022, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Anna Chin	0	0	0
William DeLisi	0	0	0
John Larsen	0	0	0
Joanna M. Kha	0	0	0

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2022;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2022,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2022, 2021, and 2020, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2022 and 2021. Other than as set forth herein, no xecutive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Anna Chin	2022	121,248	(1)	-0-	-0-	-	-	-	18,648	(2)	139,896
President and CFO	2021	121,248	(3)	-0-	-0-	-	-	-	18,648	(2)	139,896

William DeLisi	2022	121,248	(1)	-0-	-0-	-0-	-0-	-0-	18,648	(2)	139,896
CEO and Secretary	2021	121,248	(3)	-0-	-0-	-0-	-0-	-0-	18,648	(2)	139,896

John Larsen	2022	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
Vice President	2021	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

(1)	Includes $69,951 paid in salary, plus $51,297 in accrued salary.
(2)	Paid flexible time off, all amounts accrued.
(3)	Includes $74,614 paid in salary plus $46,634 in accrued salary.

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

The following table sets forth director compensation for 2022:

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

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2022:

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2022.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2022.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Independence

Currently, one of our directors is considered independent. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2023, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(1)

Unless otherwise indicated, based on 51,152,134 shares of Common Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person. Our executive officers and directors own an aggregate of 45,162,878 shares. Between 2009 and 2016, approximately 470 individuals or entities, including four investors that are now part of our officer and director group, gave us pre-subscription orders for shares of our common stock at between $1 and $5 per share, to be issued in the future only once we were in a position to issue their shares and if we were going to file to go public. In 2017, we sent a Disclosure Statement to those individuals asking if they wished to confirm their investment in Gofba and receive shares of our common stock, or if they desired to rescind their investment and receive their investment money back. Approximately 350 of those individuals or entities confirmed their investment in Gofba and indicated they wish to receive shares of Gofba common stock, and 76 indicated they wish to rescind their investment in Gofba and receive their investment funds back. In early May 2020, we sent letters to all those pre-subscribers that had requested a return of their funds but had not received them yet, asking that they confirm their address to us so we can return their funds. As we receive those letters back from pre-subscribers we have been returning their funds timely to the address indicated by each pre-subscriber. As of December 31, 2022, we had refunded all investments back to pre-subscribers that requested them but still have not received a response from pre-subscribers representing deposits of $129,000, while pre-subscribers representing deposits of $9,000 have rescinded their investments. These amounts represent the only amounts still owed to pre-subscribers.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since inception we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the amount number of server towers, super computers and virtual servers our business operations require, with the amount amended annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021 and 2022, the parties agreed to renew the agreement under the same terms as the end of 2020. Since we have not have not been able to pay the entire cost for the use of this computer storage and processing space the amounts we owe Sunray Trust have been accrued through December 31, 2022. The total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, were $8,331,000 as of December 31, 2022. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. The original Computer Towers Lease Agreement terminated on October 20, 2020, and was renewed for an additional five years with a new expiration date of October 30, 2025.

Under the terms of a series of Promissory Notes we owe Sunray Trust $1,809,370, plus interest, which is accruing at 5% per annum (simple interest). We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able to repay this obligation. In the event we are unable to repay this amount on the maturity dates (between December 1, 2023 and August 31, 2027, with the significant majority due by January 1, 2024), we will be in default under the terms of the notes, which could subject us to legal action regarding the amounts we owe Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust. As of December 31, 2022, we owe accrued interest on these notes of $316,000.

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,248, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending for one additional year. In the event we are not able to pay Ms. Chin and /or Mr. DeLisi cash compensation for their salaries, we are able to issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits while they are employed by us. In the event Ms. Chin or Mr. DeLisi are terminated without cause they are entitled to severance payments equal to the greater of (i) the remainder of the term under their employment agreement, or (ii) one year, whichever is greater. As of December 31, 2022, $889,000 is owed to these officers.

We maintain office space at 13358 Monte Vista Ave., Chino, CA 91710. We entered into this lease on October 1, 2017 and it terminates on October 1, 2022. Under the terms of the lease we rent the space primarily for our computer servers and equipment. We pay $16,000 per month in rent. We lease this space from Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust.

Corporate Governance

As of December 31, 2022, our Board of Directors consisted of Anna Chin, William DeLisi, John Larsen, and Joanna M. Kha. As of December 31, 2022, one of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2), namely Joanna M. Kha.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2022 and December 31, 2021 for professional services rendered by Haskell & White LLP for the audit for the years ended December 31, 2022 and December 31, 2021, quarterly reviews of our interim consolidated financial statements in 2021 and 2020 and services normally provided by the independent accountant in connection with statutory and regulatory filings, including Post-Effective Amendments to our Form S-1 registration statement that was declared effective on November 12, 2019, were as follows:

	2022	2021
Audit Fees	$73,500	$64,500
Audit Related Fees	$21,000	$15,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$94,500	$79,500

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

Gofba, Inc.

Dated: March 31, 2023	By:	/s/ Anna Chin
	Its:	Anna Chin
President and Chief Financial Officer (Principal Accounting Officer)

Dated: March 31, 2023	By:	/s/ William DeLisi
	Its:	William DeLisi
Chief Executive Officer (Principal Executive Officer) and Secretary

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2023		/s/ Anna Chin
	By:	Anna Chin, Director

Dated: March 31, 2023		/s/ William DeLisi
	By:	William DeLisi, Director

Dated: March 31, 2023		/s/ John Larsen
	By:	John Larsen, Director

Dated: March 31, 2023		/s/ Joanna M. Kha
	By:	Joanna M. Kha, Director

ITEM 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Gofba, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gofba, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As summarized in Note 12 to the consolidated financial statements, the accompanying consolidated financial statements include significant transactions with related parties, and as a result, may not be indicative of the consolidated financial position or results of operations had the Company operated as an independent entity.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

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

Irvine, California

March 31, 2023

GOFBA, INC.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

	December 31,
	2022	2021
Assets	(000's)	(000's)
Current assets
Cash and cash equivalents	$1	$45
Prepaid expenses and other current assets	28	28

Total current assets	29	73

Property and equipment, net	2	17
Software development costs, net (Note 3)	-	1,018
Right-of-use assets (Note 9)	3,567	4,557

Total assets	$3,598	$5,665

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,358	$2,108
Current lease liabilities (Note 9)	1,061	990
Deposits on common stock subscriptions (Note 4)	131	131
Stockholder payable (Note 5)	8,331	7,026
Note payable (Note 6)	402	330
Note payable - related party (Note 7)	1,691	1,285
Interest payable – related party (Note 7)	317	236
Total current liabilities	14,291	12,105

Long-term liabilities
Note payable - related party (Note 7)	118	-
Noncurrent lease liabilities (Note 9)	2,506	3,567
Total noncurrent liabilities	2,624	3,567

Total liabilities	16,915	15,672

Commitments and contingencies (Notes 7, 9, 11, 12)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares
authorized; 51,152,134 and 51,143,634 shares
outstanding at December 2022 and 2021, respectively	16,544	16,501
Non-controlling interest	(2,679)	(2,560)
Accumulated deficit	(27,182)	(23,949)

Total stockholders’ deficit	(13,317)	(10,008)

Total liabilities and stockholders’ deficit	$3,598	$5,665

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	The Years Ended December 31,
	2022	2021
	(000's)	(000's)
	(except share and per share amounts)
Revenues	$-	-
Cost of goods sold	-	-

Gross profit	-	-
Costs and expenses
General and administrative	1,733	2,001
Professional fees	377	389
Depreciation and amortization	54	73
Impairment loss	1,188	-

Total costs and expenses	3,352	2,463

Loss from operations	(3,352)	(2,463)

Other income (expense)	-	88

Net loss	(3,352)	(2,375)

Net loss attributable to non-controlling interest	(119)	(103)

Net loss attributable to the Company	$(3,233)	$(2,272)

Net loss per share
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

Weighted average common shares outstanding
Basic	51,150,624	51,134,964
Diluted	51,150,624	51,134,964

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

 Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)
Balance, December 31, 2020	51,128,298	$16,424	$(2,457)	$(21,677)	$(7,710)
Sales of common stock for cash (Note 4)	15,336	77	-	-	77
Net loss	-	-	(103)	(2,272)	(2,375)
Balance, December 31, 2021	51,143,634	16,501	(2,560)	(23,949)	(10,008)
Sales of common stock for cash (Note 4)	8,500	43	-	-	43
Net loss	-	-	(119)	(3,233)	(3,352)
Balance, December 31, 2022	51,152,134	$16,544	$(2,679)	$(27,182)	$(13,317)

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	The Years Ended December 31,
	2022	2021
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(3,352)	$(2,375)
Less: Net loss attributable to non-controlling interest	119	103
Net loss attributable to the Company	(3,233)	(2,272)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss attributable to non-controlling interest	(119)	(103)
SBA Loan forgiveness (Note 8)	-	(88)
Non-cash lease expense (Note 9)	1,277	1,265
Impairment charge	1,188	-
Depreciation and amortization expense	54	73
Changes in:
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	41	12
Interest payable - note payable	18	378
Interest payable - related party	81	64
Net cash used in operating activities	(693)	(671)

Cash flows from financing activities
Proceeds from sales of common stock	43	77
Proceeds from SBA Loan	-	88
Proceeds from note payable - related party	524	-
Proceeds from note payable	54	330
Net advances from stockholder payable	28	185

Net cash provided by financing activities	649	680
Net (decrease) increase in cash and cash equivalents	(44)	9

Cash and cash equivalents, beginning of the period	45	36

Cash and cash equivalents, end of period	$1	$45

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$10
Income taxes	$1	$1

Non-cash investing activities:
Accrual of software developments costs	$209	$220

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

1. Business and Significant Accounting Policies

Business

Gofba, Inc. (“Gofba”) was incorporated on November 6, 2008, pursuant to the laws of the State of California. The Company has developed a unique bundled internet solution, consisting of search, chat, email, and offsite file transfer and storage modules, created to address dangerous, pressing issues not adequately addressed by its competitors. Gofba was established to provide users with a safe haven on the internet.

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

Future Operations, Liquidity, and Capital Resources

The Company has not yet commenced its primary revenue-generating operations and has a material working capital deficit, a history of experiencing operating losses, and a net stockholders’ deficit. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During the year ended December 31, 2022, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2022 through December 31, 2022, the Company sold subscriptions to issue 8,500 shares of its common stock to 4 non-affiliated investors in exchange for $42,500 of cash proceeds and received cash proceeds of $572,000 from the issuance of notes payable. All stock sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1. The Company requires significant amounts of cash to fund its planned development activities and repay its debt, and as such management plans to raise additional funds throughout 2023 to meet its working capital needs.

The Company plans to continue its focus on creating new revenue generating activities through various initiatives. Since the Company experienced impairment losses (further discussed below) and since the Company has not completed development of its technologies and has not established any sources of recurring revenue to cover its operating costs, the Company plans to continue to fund its losses through continued issuance of its common stock and support from its primary stockholder and other related parties.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained at two financial institutions domiciled in the United States. Amounts on deposit with these financial institutions may, from time to time, exceed the federally-insured limit.

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

Impairment of Long-Lived Assets

Management reviews the recoverability of long-lived assets, such as property and equipment and software development costs, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected pre-tax cash flows, undiscounted and without interest charges, from the related operations. If the aggregation of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets.

Factors that management estimates include, among others, the economic lives of the assets, sales volume, pricing, inflation, long-term growth rates, cost of capital, marketing and capital spending. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the global COVID-19 pandemic. When performing impairment tests, the Company estimates the fair values of the assets using management’s best assumptions, which it believes are consistent with those a market participant would use. Furthermore, if management uses different assumptions in future periods and estimates when impairment tests are performed, different results amounts could occur.

As of December 31, 2022, the Company completed an impairment assessment of the Company's capitalized software and as a result determined that the fair value of its capitalized software costs is zero and recorded an impairment loss of $1,188,000 for the year ended December, 31, 2022.

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

The Company’s net deferred tax assets at December 31, 2022 and 2021 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the year ended December 31, 2022 and 2021. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

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

Leases

The Company determines if a contract contains a lease at its inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. The Company is the lessee in a lease contract when it obtains the right to control the asset. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease and are included in our current and noncurrent liabilities in its consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the Company's consolidated balance sheet and are expensed on a straight-line basis over the lease term in the Company's consolidated statement of income. When determining the lease term, the Company includes renewal or termination options that it is reasonably certain to exercise. As most of the Company leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021 (and interim periods within fiscal year 2023), and early adoption is permitted. The Company has adopted ASU 2019-12 on its consolidated financial statements and related disclosures.

2. Property and Equipment

Property and equipment, net consisted of the following:

	December 31 ,
	2022	2021

Office furniture, equipment and software	$206,000	$206,000
Less accumulated depreciation	(204,000)	(189,000)
Property and equipment, net	$2,000	$17,000

Depreciation expense for the years ended December 31, 2022 and 2021 was $15,000 and $27,000, respectively.

3. Software Development Costs

Software development costs, net consisted of the following:

	December 31,
	2022	2021

Capitalized software in-process	$1,097,000	$888,000
Website development	763,000	763,000
Less accumulated amortization	(672,000)	(633,000)
Software Impairment	(1,188,000)	-
Software development costs, net	$-	$1,018,000

Amortization expense for the years ended December 31, 2022 and 2021 was $39,000 and $46,000, respectively. During the year ended December 31, 2022, the Company completed an impairment assessment of the software assets. As a result, the Company determined that the fair value of the assets was less than their carrying value, resulting in an impairment charge of $1,188,000.

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and as of December 31, 2022 and 2021, the shares outstanding were 51,152,134 shares and 51,143,634 shares, respectively. Of these outstanding shares, 50,041,498 shares were issued as of December 31, 2022 and 2021.

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

During the year ended December 31, 2022, the Company sold subscriptions to issue 8,500 shares of common stock in exchange for $42,500 of cash proceeds. These sales were made pursuant to the Company’s primary offering in its effective Registration Statement on Form S-1.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of December 31, 2022 and 2021, deposits of approximately $8,650,000 have been ratified.

In addition, as of December 31, 2022, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of December 31, 2022 and, 2021, deposits on common stock subscriptions were $131,000. During the year ended December 31, 2022, the Company did not make any payment to return deposits on common stock subscriptions.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of December 31, 2022 and 2021.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the years ended December 31, 2022 and 2021, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $1,308,000 and $1,457,000, respectively, and amounts returned during the same periods were $3,000 and $6,000, respectively. As of December 31, 2022 and, 2021, the stockholder payable balance outstanding was $8,331,000 and $7,026,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable

On June 18, 2021, the Company entered into a promissory note with an investor of the Company. Under the terms of the promissory note, the Company borrowed $270,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting July 15, 2021 with the principal balance paid on June 15, 2022. In June 2022, the parties ratified an extension of the maturity date of the note to June 15, 2023. As of December 31, 2022, the balance of the promissory note and interest payable was $270,000 and $18,900 , respectively. For the years ended December 31, 2022 and 2021, the Company incurred interest expense from the promissory note in the amount of $23,100 and $9,500, respectively.

On November 18, 2021, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $60,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting December 15, 2021 with the principal balance paid on November 18, 2022. The note has been renewed with a new due date of November 18, 2023. The balance of the promissory note as of December 31, 2022 and 2021 was $60,000 and interest payable related to the promissory note as of December 31, 2022 and 2021 was $4,200 and $350, respectively. For the year ended December 31, 2022 and 2021, the Company incurred interest expense from the promissory note of 4,200 and $350, respectively.

On February 24, 2022, the Company entered in another promissory note with a different investor and member of the Board of Directors of the Company. Under the terms of the promissory note, the Company borrowed $42,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting February 24, 2022 with the principal balance paid on March 15, 2023. The note has been renewed with a new due date of March 15, 2024. As of December 31, 2022, the balance of the promissory note was $42,000 and interest payable related to the promissory note was $1,225. For the year ended December 31, 2022, the Company incurred interest expense from the promissory note of $2,450. There was no such note during 2021.

On March 31, 2022, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $6,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting August 30, 2022 with the principal balance paid on July 30, 2023. As of December 31, 2022, the balance of the promissory note was $6,000 and interest payable related to the promissory note was $140. For the year ended December 31, 2022, the Company incurred interest expense from the promissory note of $175. There was no such note during 2021.

7. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and was obligated to repay the principal and interest amounts on January 1, 2022. On March 30, 2022, the parties ratified an extension of the maturity date of the note to January 1, 2023. The note has been renewed with a new due date of January 1, 2024. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. As of December 31, 2022 the balance of the promissory note was $1,285,000, and interest payable related to the promissory note was $300,000 and $236,000, respectively. For the years ended December 31, 2022, and 2021 the Company incurred interest expense from the promissory note of $16,000 and $16,000, respectively.

On May 6, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $406,200 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on December 1, 2022. The note has been renewed with a new due date of December 1, 2023. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2022, the balance of the promissory note was $406,200, and interest payable related to the promissory note was $13,500. For the years ended December 31, 2022 and 2021 the Company incurred interest expense from the promissory note of $13,500.. There was no such note during 2021.

On July 21, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $110,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2022, the balance of the promissory note was $110,000, and interest payable related to the promissory note was $2,300. For the year ended December 31, 2022 the Company incurred interest expense from the promissory note of $2,300. There was no such note during 2021.

On December 12, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $8,170 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2022, the balance of the promissory note was $8,170, and no interest expense was accrued. There was no such note during 2021.

8. SBA Loan

In January 2021, the Company entered into a Paycheck Protection Program Term Note (the “Note”) with a lender pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $88,000, which management believes were used in accordance with the requirements of the CARES Act. Until the ten-month anniversary of the covered period of the Note (the “Deferment Period”), neither principal nor interest is due and payable. Interest will continue to accrue during the deferment period. After the Deferment Period, the outstanding principal of the Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest. The Company is accounting for the Note using the debt model under ASC Topic 470. In August 2021, all amounts due pursuant to the Note, including accrued interest, were forgiven. As a result, the balance due under the Note was $0 as of December 31, 2022 and 2021.

9. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the years ended December 31, 2022 and 2021, expenses associated with these services were $1,085,000 and $1,085,000, respectively. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

In October 2017, the Company entered into an operating lease with a trust controlled by the Company’s Chairperson, President, and majority stockholder for office and internet server space located in Chino Hills, California for monthly rent of $16,000. The agreement expired October 1, 2022 and has been renewed for an additional five years with a new expiration of October 1, 2027. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

In August 2015, the Company entered into an operating lease (as amended) for office space in Ontario, California, which expired on October 31, 2021. Currently, the Company leases space at the location on a month-to-month basis.

Rent expense for office space for the years ended December 31, 2022 and 2021 was $194,000 and $194,000, respectively.

Balance sheet information related to operating leases with terms of more than 12 months is as follows (in thousands):

	December 31,
	2022	2021
Operating lease right-of-use assets	$3,567,000	$4,558,000
Current portion of operating lease liabilities	1,061,000	990,000
Noncurrent portion of operating lease liabilities	2,506,000	3,567,000
Total operating lease liabilities	$3,567,000	$4,557,000

The Company had operating leases costs of $1,277,000 for each of the years ended December 31, 2022 and 2021. Operating lease Right-of-use assets as of December 31, 2022 and 2021 were $3,567,000 and $4,557,000, respectively. The discount rate to measure the Company's operating lease obligations is 7% annually.

The Company's leases have remaining lease terms of 3 years to 5 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

The following table summarizes the maturities of the Company's operating lease liabilities as of December 31, 2022 (in thousands $):

Maturities of Operating Lease Liabilities
2023	$1,277
2024	1,277
2025	1,096
2026	192
2027	160
Total operating lease payments	4,002
Less: Imputed interest	(435)
Total operating lease liabilities	$3,567

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

 10. Income Taxes

As of December 31, 2022, the Company has net deferred income tax assets that are mainly comprised of Federal and state net operating loss carryforwards in the amounts of approximately $11,000,000.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2022 and 2021.

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

12. Related Party Transactions

On May 6, 2022, March 31, 2022, February 24, 2022, November 18, 2021, June 18, 2021, July 21, 2022, and December 12, 2022, the Company entered into promissory notes with investors and a Board of Director of the Company. See Note 6 above for further discussion.

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

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of December 31, 2022 and 2021, amounts owed to these officers totaled $889,000 and $805,000, respectively, and such amounts are included in accounts payable and accrued expenses.

