Form 10-Q
period 2023-09-30
Gofba, Inc.
filed 2023-11-14
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2023, there were 51,152,134 shares of common stock, no par value, outstanding.

GOFBA, INC.

2

ITEM 1. Condensed Consolidated Financial Statements

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2023 (Unaudited) and December 31, 2022

	September 30,	December 31,
	2023	2022
Assets	(000's)	(000's)
Current assets
Cash and cash equivalents	$6	$1
Prepaid expenses and other current assets	39	28

Total current assets	45	29

Property and equipment, net	1	2
Right-of-use assets (Note 8)	2,778	3,567

Total assets	$2,824	$3,598

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,419	$2,358
Current lease liabilities (Note 8)	1,118	1,061
Deposits on common stock subscriptions (Note 4)	131	131
Stockholder payable (Note 5)	9,295	8,331
Note payable (Note 6)	378	378
Interest payable (Note 6)	44	24
Note payable - related party (Note 6)	1,691	1,691
Interest payable – related party (Note 7)	392	317
Total current liabilities	15,468	14,291

Long-term liabilities
Note payable - related party (Note 7)	486	118
Noncurrent lease liabilities (Note 8)	1,660	2,506
Total noncurrent liabilities	2,146	2,624

Total liabilities	17,614	16,915

Commitments and contingencies (Notes 7, 8, 10, 11)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,152,134 shares outstanding at September 30, 2023 and December 31, 2022.	16,544	16,544
Non-controlling interest	(2,704)	(2,679)
Accumulated deficit	(28,630)	(27,182)

Total stockholders’ deficit	(14,790)	(13,317)

Total liabilities and stockholders’ deficit	$2,824	$3,598

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(000's)	(000's)	(000's)	(000's)
	(except share and per share amounts)		(except share and per share amounts)
Costs and expenses
General and administrative	451	424	1,336	1,352
Professional fees	30	76	135	290
Depreciation and amortization	1	12	2	43

Total costs and expenses	482	512	1,473	1,685

Net loss	(482)	(512)	(1,473)	(1,685)

Net loss attributable to non-controlling interest	(8)	(8)	(25)	(25)

Net loss attributable to the Company	$(474)	$(504)	$(1,448)	$(1,660)

Net loss per share
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding
Basic	51,152,134	51,152,134	51,152,134	51,150,115
Diluted	51,152,134	51,152,134	51,152,134	51,150,115

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

 Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2023 and 2022

  (Unaudited)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)

Balance, December 31, 2022	51,152,134	$16,544	$(2,679)	$(27,182)	$(13,317)
Net loss			(6)	(496)	(502)
Balance, March 31, 2023	51,152,134	16,544	(2,685)	(27,678)	(13,819)
Net loss			(11)	(478)	(489)
Balance, June 30, 2023	51,152,134	16,544	(2,696)	(28,156)	(14,308)
Net loss			(8)	(474)	(482)
Balance, September 30, 2023	51,152,134	$16,544	$(2,704)	$(28,630)	$(14,790)

Balance, December 31, 2021	51,143,634	$16,501	$(2,560)	$(23,949)	$(10,008)
Sales of common stock for cash (Note 4)	8,500	43			43
Net loss	-	-	(8)	(594)	(602)
Balance, March 31, 2022	51,152,134	16,544	(2,568)	(24,543)	(10,567)
Net loss	-	-	(9)	(562)	(571)
Balance, June 30, 2022	51,152,134	16,544	(2,577)	(25,105)	(11,138)
Net loss			(8)	(504)	(512)
Balance, September 30, 2022	51,152,134	$16,544	$(2,585)	$(25,609)	$(11,650)

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(1,473)	$(1,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense (Note 8)	958	958
Depreciation and amortization expense	1	43
Changes in:
Prepaid expenses and other current assets	(11)	-
Accounts payable and accrued expenses	61	(58)
Interest payable - note payable	20	18
Interest payable - related party	76	58
Net cash used in operating activities	(368)	(666)

Cash flows from financing activities
Proceeds from sales of common stock	-	43
Proceeds from note payable - related party	367	516
Proceeds from note payable	-	48
Net advances from stockholder payable	6	19

Net cash provided by financing activities	373	626
Net increase (decrease) in cash and cash equivalents	5	(40)

Cash and cash equivalents, beginning of the period	1	45

Cash and cash equivalents, end of period	$6	$5

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1	$1

Non-cash investing activities:
Accrual of software developments costs	$-	$153

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

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2022.

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

Future Operations, Liquidity, and Capital Resources

The Company has not yet commenced its primary revenue-generating operations and has a material working capital deficit, a history of experiencing operating losses, and a net stockholders’ deficit. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During the nine months ended September 30, 2023, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying  consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2023 through September 30, 2023, the Company received cash proceeds of $367,000 from the issuance of notes payable. The Company requires significant amounts of cash to fund its planned development activities and repay its debt, and as such management plans to raise additional funds throughout 2023 to meet its working capital needs.

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

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation over estimated useful lives of between three and nine years using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

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

The Company’s net deferred tax assets at September 30, 2023 and December 31, 2022 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the nine months ended September 30, 2023 and 2022. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

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

2. Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022

Office furniture, equipment and software	$206,000	206,000
Less accumulated depreciation	(205,000)	(204,000)
Property and equipment, net	$1,000	$2,000

Depreciation expense for the three months ended September 30, 2023 and 2022 was $400 and $2,000, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1,000 and $14,000, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Software Development Costs

Software development costs, net consisted of the following:

	September 30,	December 31,
	2023	2022

Capitalized software in-process	$1,097,000	$1,097,000
Website development	$763,000	$763,000
Less accumulated amortization	$(672,000)	$(672,000)
Software impairment	$(1,188,000)	$(1,188,000)
Software development costs, net	$-	$-

Amortization expense for the three months ended September 30, 2023 and 2022 was zero and $10,000, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was zero and $29,000, respectively.

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and as of September 30, 2023 and December 31, 2022, the shares outstanding were 51,152,134 shares and 51,152,134 shares, respectively. Of these outstanding shares, 50,041,498 shares were issued as of September 30, 2023.

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

During the nine months ended September 30, 2023, the Company sold no subscriptions and issued no shares of common stock.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of September 30, 2023 and December 31, 2022, deposits of approximately $8,650,000 have been ratified.

In addition, as of September 30, 2023, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of September 30, 2023 and December 31, 2022, deposits on common stock subscriptions were $131,000. During the three months ended September 30, 2023, the Company did not make any payment to return deposits on common stock subscriptions.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of September 30, 2023 and December 31, 2022.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during  the nine months ended September 30, 2023 and 2022, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $966,000 and $980,000, respectively, and amounts returned during the same periods were $2,000 and $2,000, respectively. As of September 30, 2023 and, December 31, 2022, the stockholder payable balance outstanding was $9,295,000 and $8,331,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable and Interest Payable

On June 18, 2021, the Company entered into a promissory note with an investor of the Company. Under the terms of the promissory note, the Company borrowed $270,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting July 15, 2021 with the principal balance paid on June 15, 2022. In October 2023, the parties ratified an extension of the maturity date of the note to June 15, 2024. The balance of the promissory note as of September 30, 2023 and December 31, 2022 was $270,000 and interest payable related to the promissory note as of September 30, 2023 and December 31, 2022 was $33,100 and $18,900, respectively.  For the three months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note in the amount of $4,725 and $4,725, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note in the amount of $14,175 and $14,175, respectively.

On November 18, 2021, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $60,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting December 15, 2021 with the principal balance paid on November 18, 2022. The note has been renewed with a new due date of November 18, 2023. The balance of the promissory note as of September 30, 2023 and December 31, 2022 was $60,000 and interest payable related to the promissory note as of September 30, 2023 and December 31, 2022 was $7,350 and $4,200, respectively. For the three months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $1,050 and $1,050, respectively.   For the nine months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $3,150 and $3,150, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 24, 2022, the Company entered in another promissory note with a different investor and member of the Board of Directors of the Company. Under the terms of the promissory note, the Company borrowed $42,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting February 24, 2022 with the principal balance paid on March 15, 2023. The note has been renewed with a new due date of March 15, 2024. The balance of the promissory note as of September 30, 2023 and December 31, 2022 was $42,000 and interest payable related to the promissory note as of September 30, 2023 and December 31, 2022 was $3,430 and 1,225, respectively.  For the three months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $735 and $735, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $2,200 and $1,715; respectively.

On March 31, 2022, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $6,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting August 30, 2022 with the principal balance paid on September 30, 2024. As of September 30, 2023 and December 31, 2022, the balance of the promissory note was $6,000 and interest payable related to the promissory note was $460 and $140, respectively. For the three months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $105 and $70, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $320 and $70, respectively.

7. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and was obligated to repay the principal and interest amounts on January 1, 2022. On March 30, 2022, the parties ratified an extension of the maturity date of the note to January 1, 2023. The note has been renewed with a new due date of January 1, 2024. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. As of September 30, 2023 and December 31, 2022 the balance of the promissory note was $1,285,000, and interest payable related to the promissory note was $348,000 and $300,000, respectively. For the three months ended September 30, 2023, and 2022 the Company incurred interest expense from the promissory note of $16,000 and $16,000, respectively.  For the nine months ended September 30, 2023, and 2022 the Company incurred interest expense from the promissory note of $48,000 and $48,000, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 6, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $406,200 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on December 1, 2022. The note has been renewed with a new due date of December 1, 2023. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of September 30, 2023 and December 31, 2022, the balance of the promissory note was $406,200, and interest payable related to the promissory note was $28,800 and $13,500, respectively. For the three months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $5,100 and $5,100, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $15,300 and $8,500, respectively.

On July 21, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $110,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of September 30, 2023 and December 31, 2022, the balance of the promissory note was $110,000, and interest payable related to the promissory note was $6,400 and $3,200, respectively. For the three months ended September 30, 2023 and 2022 the Company incurred interest expense from the promissory note of $1,400 and $915, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred interest expense from the promissory note of $4,100 and $915, respectively.

On December 12, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $8,170 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of September 30, 2023 and December 31, 2022, the balance of the promissory note was $8,170, and the interest payable related to the promissory note was $300 and zero, respectively. For the three and nine months ended September 30, 2023 the Company incurred interest expense from the promissory note of $100 and $300, respectively.  There was no such note during the first nine months in 2022.

On February 28, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $73,400 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of September 30, 2023, the balance of the promissory note was $73,400, and the interest payable related to the promissory note was $2,100. For the three and nine months ended September 30, 2023 the Company incurred interest expense from the promissory note of $900 and $2,100, respectively. There was no such note in 2022.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 28, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $161,295 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of September 30, 2023, the balance of the promissory note was $161,295, and the interest payable related to the promissory note was $4,700. For the three and nine months ended September 30, 2023 the Company incurred interest expense from the promissory note of $2,000 and $4,700, respectively. There was no such note in 2022.

On March 03, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $11,769 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of September 30, 2023, the balance of the promissory note was $11,769, and the interest payable related to the promissory note was $340. For the three and nine months ended September 30, 2023 the Company incurred interest expense from the promissory note of $150 and $340, respectively. There was no such note in 2022.

On April 26, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $69,153 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by April 26, 2025. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of September 30, 2023, the balance of the promissory note was $69,153, and the interest payable related to the promissory note was $1,440. For the three and nine months ended September 30, 2023 the Company incurred interest expense from the promissory note of $860 and $1,440 respectively. There was no such note in 2022.

On September 7, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $51,966 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by December 1, 2025. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of September 30, 2023, the balance of the promissory note was $51,966, and the interest payable related to the promissory note was $210. For the three and nine months ended September 30, 2023 the Company incurred interest expense from the promissory note of $210 and $210 respectively. There was no such note in 2022.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For the three months ended September 30, 2023 and 2022, expenses associated with these services were $271,000 and $271,000, respectively. For the nine months ended September 30, 2023 and 2022, expenses associated with these services were $814,000 and $814,000, respectively. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

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

Rent expense for office space for the three months ended September 30, 2023 and 2022 was $48,800 and $48,800, respectively.

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Balance sheet information related to operating leases with terms of more than 12 months is as follows:

	September 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$2,778,000	$3,567,000
Current portion of operating lease liabilities	1,118,000	1,061,000
Noncurrent portion of operating lease liabilities	1,660,000	2,506,000
Total operating lease liabilities	$2,778,000	$3,567,000

The Company had operating leases costs of $319,000 for each of the three months ended September 30, 2023 and 2022. Operating lease Right-of-use assets as of September 30, 2023 and December 31, 2022 were $2,778,000 and $3,567,000, respectively. The discount rate to measure the Company's operating lease obligations is 7% annually.

The Company's leases have remaining lease terms of 3 years to 5 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

The following table summarizes the maturities of the Company's operating lease liabilities as of September 30, 2023 (in thousands $):

Maturities of Operating Lease Liabilities
2023	$319
2024	1,277
2025	1,096
2026	192
2027	160
Total operating lease payments	3,044
Less: Imputed interest	(266)
Total operating lease liabilities	$2,778

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

 9. Income Taxes

As of September 30, 2023, the Company has net deferred income tax assets that are mainly comprised of Federal and state net operating loss carryforwards in the amounts of approximately $12,000,000.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at September 30, 2023 and December 31, 2022.

10. Legal Proceedings

In the ordinary course of business, the Company is from time to time, involved in various pending or threatened legal actions.

Cogito Software Solutions Ltd. v. Gofba, Inc., et al

On July 21, 2023, Cogito Software Solutions, Ltd., a company claiming to be a corporation qualified to do business in California, filed a form Complaint against the Company for Breach of Contract and Common Counts for an Open Book Account for Money Due, alleging the Company breached a contract by failing to pay for software services performed by the Plaintiff, causing Plaintiff damages of $960,000, plus interest. The Complaint was filed in the Superior Court of the State of California, County of San Bernadino (Cogito Software Solutions Ltd. v. Gofba, Inc., Case No. CIV SB 2315264).

On September 1, 2023, the Company filed a Demurrer to the Plaintiff’s Complaint on the basis that the Plaintiff does not appear as a corporation registered to do business in California and that the Complaint fails to state of action for Breach of Contract and Common Counts for Amounts Owed on an Open Account since the basic elements of each cause of action are not specified in the Complaint. On October 30, 2023, the Court heard the motion and the Company’s Demurrer was granted. As a result, the Plaintiff’s Complaint is dismissed and the Court granted Plaintiff 20 days to file an amended Complaint. The Company does not know if the Plaintiff plans to file an amended Complaint but will vigorously defend against allegations it believes to be baseless in the event the Plaintiff elects to file an amended Complaint.

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

GOFBA, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Related Party Transactions

On September 7, 2023, April 26, 2023, March 2, 2023, February 28, 2023, May 6, 2022, March 31, 2022, February 24, 2022, November 18, 2021, June 18, 2021, July 21, 2022, and December 12, 2022, the Company entered into promissory notes with investors and a Board of Director of the Company. See Note 6 and 7 above for further discussion.

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

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of September 30, 2023 and December 31, 2022, amounts owed to these officers totaled $1,033,000 and $889,000, respectively, and such amounts are included in accounts payable and accrued expenses.

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

First, we plan to continue investing in software development to create new software products and services that meet the evolving needs of the current marketplace. We recognize that technology and consumer preferences are constantly changing, and it is essential to stay ahead of these changes to remain competitive in the market.

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

Website development in progress

We capitalize the software development costs once the technological feasibility of a product is established. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. The technological feasibility of product is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The amount of software development costs to be capitalized is allocated based on the time and cost of our employees and service providers spend creating and developing the product. As of September 30, 2023, and December 31, 2022 we determined that the website development in progress was impaired and recorded the impairment charge to write down the assets to their fair value of zero.

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

As of December 31, 2022, we completed an impairment assessment of our capitalized software and determined that the fair value of our capitalized software costs is zero. As of September 30, 2023, the fair value of capitalized software costs remained at zero.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation over estimated useful lives of between three and nine years using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

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

Results of Operations

We have no revenue-generating operations, a material working capital deficit, a history of experiencing operating losses, and a net stockholders’ deficit. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2022 and the year-to-date period in 2023, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the nine months ended September 30, 2023, we issued promissory notes for $367,000 cash proceeds. As of the date of this report, we hope to continue to seek equity financing through an effective Registration Statement on Form S-1, if we file and get an S-1 effective with the Securities and Exchange Commission.

We plan to focus on creating revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

During the nine months ended September 30, 2023, we continued efforts in launching our Five Star Business Listing services and GOFBA News modules. During the first nine months 2023, there were no revenues generated from these two new modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

Summary of Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(000's)	(000's)	(000's)	(000's)
Operating expenses:
General and administrative	$451	$424	$1,336	$1,352
Professional fees	30	76	135	290
Depreciation and amortization	1	12	2	43
Total operating expenses	482	512	1,473	1,685

Net Loss	$(482)	$(512)	$(1,473)	$(1,685)

Three Months ended September 30, 2023 compared to Three Months ended September 30, 2022

Revenue and Gross Profit

We generated no revenue during the three months ended September 30, 2023 and 2022.

Net Loss

Our net loss decreased by $30,000 to $482,000 during the three months ended September 30, 2023 from $512,000 during the same period last year. The decrease in net loss compared to the prior year is a result of the decline in, in professional fees of $46,000 and in depreciation and amortization of $11,000, which was partly offset by the increase general and administrative expenses of $27,000.

For the three months ended September 30, 2023, our most significant expense is included in general and administrative expense and represents over $300,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increase by $27,000, to $451,000 for the three months ended September 30, 2023 from $424,000 during the same period last year. During the three months ended September 30, 2023, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $319,000, and executive compensation of approximately $70,000. The salary expense results from executive agreements, further discussed below and in the notes. General and administrative expense also includes legal, accounting and public company related expenses of approximately $30,000 associated with us preparing our 2023 Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and a post-effective amendment to our Registration Statement on Form S-1, which were filed during the three months ended September 30, 2023 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $11,000 to $1,000 from $12,000 during the three months ended September 30, 2023, as compared to the same period last year.

Nine Months ended September 30, 2023 compared to Nine Months ended September 30, 2022

Revenue and Gross Profit

We generated no revenue during the nine months ended September 30, 2023 and 2022.

Net Loss

Our net loss decreased by $212,000 to $1,473,000 during the nine months ended September 30, 2023 from $1,685,000 during the same period last year. The decrease in net loss compared to the prior year is a result of the decline in general and administrative expenses of $16,000, in professional fees of $155,000 and in depreciation and amortization of $41,000.

For the nine months ended September 30, 2023, our most significant expense is included in general and administrative expense and represents over $900,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses decreased by $16,000, to $1,336,000 for the nine months ended September 30, 2023 from $1,352,000 during the same period last year. During the nine months ended September 30, 2023, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $958,000, and executive compensation of approximately $216,000. The salary expense results from executive agreements, further discussed below and in the notes. General and administrative expense also includes legal, accounting and public company related expenses of approximately $130,000 associated with us preparing our 2022 Annual Report on Form 10-K, our 2023 Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023 and June 30, 2023, and a post-effective amendment to our Registration Statement on Form S-1, which were filed during the nine months ended September 30, 2023 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by $41,000 to $2,000 from $43,000 during the nine months ended September 30, 2023, as compared to the same period last year.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of September 30, 2023 was $6,000 and our monthly cash flow burn rate was approximately $41,000. To assist with our cash requirements, during the nine months ended September 30, 2023, we obtained $367,000 of cash proceeds from the issuance of promissory notes payable to existing investors and Board of Director. We need to continue raising funds through debt or equity financings for the remainder of 2023 to meet our current monthly cash requirements of approximately $60,000. In addition, we have incurred a significant amounts of debt, $2.4 million including accrued interest, which is due beginning December 1, 2023. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the nine months ended September 30, 2023, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the nine months ended September 30, 2023, we sold no shares of stock subscriptions and made no payments to return deposits on common stock subscriptions.

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

Cash Requirements

We had cash balances of $6,000 and $1,000 as of September 30, 2023 and December 31, 2022, respectively. Based on no revenues, current cash balances and current expected monthly cash burn rate of approximately $41,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. During the nine months ended September 30, 2023, we continued to seek out additional debt and/or equity financing by obtaining promissory notes of total $367,000. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $367,000 during the nine months ended September 30, 2023, as compared to $666,000 for the same period in 2022. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses and impairment loss. In nine months ended September 30, 2023, the net cash used in operating activities consisted primarily of our net loss of $1,473,000, offset by non-cash lease expenses of $958,000. In the nine months ended September 30, 2022, the net cash used in operating activities consisted primarily of our net loss of $1,685,000, which was offset by non-cash lease expenses of $958,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the nine months ended September 30, 2023 and 2022. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the nine months ended September 30, 2023 was $373,000, compared to $626,000 for the same period in 2022. During the nine months ended September 30, 2023, cash proceeds from the promissory notes issued to existing members of Board of Directors were $367,000, and net advances from stockholder payable were $6,000. During the same period last year, cash proceeds from the sale of common stock subscriptions were $43,000, and net advances from stockholder payable were $19,000. We also received $564,000 from promissory notes issued to existing investors and member of Board of Directors

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of September 30, 2023 and December 31, 2022, $1,033,000 and 889,000 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020. For the three months ended September 30, 2023 and 2022, expenses associated with these services were $271,000 and $271,000, respectively. For the nine months ended September 30, 2023 and 2022, expenses associated with these services were $814,000 and $814,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2027. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the nine months ended September 30, 2023 and 2022, amounts funded to us by our Chairperson, President and majority stockholder were $966,000 and $980,000, respectively, and amounts returned during the same periods were $2,000 and $2,000, respectively. As of September 30, 2023 and December 31, 2022, the stockholder payable balance outstanding was $9,295,000 and $8,331,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

On September 7, 2023, April 26, 2023, March 02, 2023, February 28, 2023, December 12, 2022, July 21, 2022, May 6, 2022, February 24, 2022, March 31, 2022, November 18, 2021, and June 18, 2021 and, we entered into promissory notes with investors and a Board of Director of the Company. See Note 7 to the accompanying consolidated financial statements included in this report for further discussion.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our disclosure controls and procedures are not effective because of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

Cogito Software Solutions Ltd. v. Gofba, Inc., et al

On July 21, 2023, Cogito Software Solutions, Ltd., a company claiming to be a corporation qualified to do business in California, filed a form Complaint against us for Breach of Contract and Common Counts for an Open Book Account for Money Due, alleging we breached a contract by failing to pay for software services performed by the Plaintiff, causing Plaintiff damages of $960,000, plus interest.  The Complaint was filed in the Superior Court of the State of California, County of San Bernadino (Cogito Software Solutions Ltd. v. Gofba, Inc., Case No. CIV SB 2315264).

On September 1, 2023, we filed a Demurrer to the Plaintiff’s Complaint on the basis that the Plaintiff does not appear as a corporation registered to do business in California and that the Complaint fails to state of action for Breach of Contract and Common Counts for Amounts Owed on an Open Account since the basic elements of each cause of action are not specified in the Complaint.  On October 30, 2023, the Court heard the motion and our Demurrer was granted.  As a result, the Plaintiff’s Complaint is dismissed and the Court granted Plaintiff 20 days to file an amended Complaint.  We do not know if the Plaintiff plans to file an amended Complaint but we will vigorously defend ourselves against allegations we believe to be baseless in the event the Plaintiff elects to file an amended Complaint.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2023, we did not issue any unregistered securities.

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

Status of Refunds to Pre-Subscribers

As noted in our previous filings with the Commission, certain individuals or entities that gave us pre-subscription orders between 2009 and 2016 for shares of our common stock at between $1 and $5 per share, to be issued in the future if certain conditions were met, requested the return of their funds prior to the conditions being met. In 2017, we sent a Disclosure Statement to those individuals asking if they wished to confirm their investment in Gofba and receive shares of our common stock, or if they desired to rescind their investment and receive their investment money back. Approximately 350 of those individuals or entities confirmed their investment in Gofba and indicated they wish to receive shares of Gofba common stock, and 76 indicated they wish to rescind their investment in Gofba and receive their investment funds back. In early May 2020, we sent letters to all those pre-subscribers that had requested a return of their funds but had not received them yet, asking that they confirm their address to us so we can return their funds. As we received those letters back from pre-subscribers we returned their funds timely to the address indicated by each pre-subscriber. As of September 30, 2023, we had refunded all investments back to pre-subscribers that requested them but still have not received a response from pre-subscribers representing deposits of $131,000, while pre-subscribers representing deposits of $9,000 have rescinded their investments. These amounts represent the only amounts still owed to pre-subscribers.

 During the three months ended September 30, 2023, we did not make any payment to return deposits on common stock subscriptions, and as of September 30, 2023, $131,000 is owed to the pre-subscribers.

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

Gofba, Inc.

Dated: November 14, 2023	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: November 14, 2023	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

