Form 10-K
period 2023-12-31
Gofba, Inc.
filed 2024-04-16
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2023: $30,218,780 as based on last sales price of such stock ($5.00) prior to June 30, 2023 (in a private transaction). The voting stock held by non-affiliates on that date consisted of 6,043,756 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 16, 2024, there were 51,152,134 shares of common stock, no par value, outstanding.

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

For example, the outbreak of coronavirus (COVID-19) caused the United States economy to experience substantial turmoil that caused disruptions to our business operations, as well as social, economic, and labor instability.

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

Current Gofba Products and Solutions

In response to the multitude of issues facing users of the internet every day, Gofba has created a number of unique services to address these concerns and significantly improve a user’s internet experience, namely Gofba Search, Gofba Vault, Gofba Chat and Gofba Email. We also have a number of additional services we plan to rollout in the future, which are also detailed below. We believe that users are much more likely to return to a search engine and other services that previously provided them with a positive experience. We have also been working on systems that could assist medical providers with meeting the requirements of the Health Insurance Portability and Accountability Act (HIPAA).  In order to move forward and rollout these additional services in line the timing projections listed below we will need to raise additional funds from the sale of securities or borrow additional funds.

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

Gofba Email: Our new email platform, which we plan to rollout in the fourth quarter of 2025 will be the most innovative email product on the market. It is virus free, junk mail free, and hacker free and offers a unique user experience. Gofba email will change the way people and businesses communicate. With up to 5 GB attachments, along with embedded audio and video, we believe Gofba Email will revolutionize the way emails will be sent and received.

The next steps and budget to bring Gofba Email to market are as follows:

Development – 3rd quarter 2024 - $45,000

Beta testing – 3rd quarter 2024 – 2nd quarter 2025 - $20,000

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

Gofba Business Listing: We rolled out our business listing service in second quarter 2021 that costs businesses very little to list their company, around $29.00 per month. Our business listing service also acts as a rating system, similar to Yelp, except our business listings start with a 5-star rating, and we plan to assist the listed companies with maintaining their 5-star rating and also, hopefully, utilize our suite of products and services. We launched this service on an international level in the 2nd quarter of 2021 and we do not believe the service will involve any additional capital above what we already have allocated to the launch of our other products and services. We are now working on the Mobile App for this service and plan on launching in the 4th quarter of 2024.

Gofba Media: This module, along with Gofba Chat, acts as the groundwork for Gofba Circle, our social networking platform. Currently, Gofba Media features location-based news content and is a viable source for advertisers to gain exposure. We plan to rollout Gofba Media in the 4th quarter of 2024.

The next steps and budget to bring Gofba Media to market are as follows:

Development – 2nd quarter 2024 - $30,000

Beta testing – 3rd quarter 2024 - $15,000

Gofba Marketplace: Gofba Marketplace is our e-commerce platform which will demonstrate a combination of retail, wholesale, and bidding. The first phase of Gofba Marketplace will be rolled out in the second quarter of 2025.

The next steps and budget to bring Gofba Marketplace to market are as follows:

Development – 3rd quarter 2024 through 1st quarter 2025 - $30,000

Beta testing – 2nd quarter 2025 - $15,000

Gofba Concierge: This module will act as users' personal assistant with the ability to schedule appointments, manage calendars, among much else. We plan to rollout Gofba Concierge in the fourth quarter of 2025. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Concierge or an anticipated budget.

Gofba Circle: This is our social media module which will segregate by age group on a secure and accountable platform. We plan to rollout Gofba Circle in the fourth quarter of 2025. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Circle or an anticipated budget.

Gofba University: GU is an aggregator of online classes offered first in the United States, then the world. It will allow anyone to go to college, keep track of your studies and show your exact graduation date, and the first two years of college are free. We plan to rollout Gofba University in the first quarter of 2026. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba University or an anticipated budget.

Gofba Medical: Gofba medical is a comprehensive medical app, designed to keep track of patience’s medical records, have secure chats with medical personnel including your doctor or specialists referred by your doctor. It also gives accurate diagnosis using a world-wide database, combined with one of the fastest computer systems in the world. We plan to rollout Gofba Medical in the third quarter of 2025. Due to the anticipated rollout date being over one year away, we have not finalized a development and beta testing schedule for Gofba Medical or an anticipated budget.

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

8

•

Gofba Vault. Rather than storing valuable, confidential information for our users in the “cloud” our Gofba Vault is a secure offsite storage service. Gofba Vault keeps users’ information safely stored in their personal vault, encrypted with our 256-bit security algorithm. Gofba Vault allows up to 10 GB’s of free storage space, with options to increase the size up to 20 TB’s. Gofba Vault also gives members the ability to send files to any email account up to 10 GB’s in size.

•

Strong and Experienced Management Team. We have an experienced project management team that continues to focus on our core competencies and to draw upon our significant domestic and international development and operating experience.

Sources of Revenue

Our business plan is to generate revenues, primarily from the following sources:

•

Advertising. In the fourth quarter of 2023, we began to formally offer advertising on our primary products and services. To that end, our team has connected with enterprises which have committed to year-long advertising contracts. Gofba will continue to aggressively pursue advertising revenues. We have received interest from large, globally recognized enterprises, including Fortune 500 companies and large political organizations and hope to capitalize on that interest.

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

Market Overview

Internet search and related services is a rapidly expanding and influential market as the global landscape of internet users continues to grow. According to Statista, 5.56 billion people around the world used the internet in January 2023 - equivalent to 63.5 percent of the world's total population, with that penetration expected to increase to over 70% of the world’s population by 2024 as the world welcomes another 700 million people online.

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

Market Leader Analysis

Presently, Gofba is entering the internet market for search, chat, email, e-commerce, and offsite storage.

The chart below details the 2023 revenues, percentage of U.S. market share, and market caps for each dominant player in the respective markets.

Name	Market	2023 Revenue	% U.S. Market Share	Market Cap
Alphabet	Search	$307 billion	92.04%	$1.92 trillion
Amazon	E-commerce	$574 billion	47.05%	$1.69 trillion
Dropbox	Offsite Storage	$2.5 billion	34.44%	$9.3 billion
Meta	Social Media	$134 billion	36.64%	$935 billion

Further market analysis reveals:

•	Each company reported a higher revenue in 2023 than in 2022, representing growth in each market segment.

•	Advertising is a major contributor to the revenue of each of these companies. Each of Gofba’s 32 modules either available or in development presents advertising revenue opportunities.

•	Other revenue streams include e-commerce and cloud based storage. Both are avenues that Gofba is pursuing. Gaining a fraction of markets will present significant revenue opportunities for Gofba.

•

Although each company has been categorized within a specific market, it is important to note that each company has many diversified yet integrated product lines and services, positioning Gofba competitively.

•	Each of these companies has achieved massive brand awareness which has undoubtedly contributed to their success in highly competitive markets.

Global Internet Use

According to Stastica, 5.5 billion people around the world used the internet in 2023, 725 million more people have gained access to the internet.

Of Gofba’s approximately 47 million users, the majority have been attracted from two of the three largest markets of internet users worldwide, the Asian market and the European market. This has been done through grassroots word of mouth and without promotion. The majority of Gofba’s users are in Asia. According to Internet World Stats by Miniwatts Marketing Group, China alone accounts for over 54% of the world's internet users with almost 3 billion users. Europe is home to 747 million internet users. The fifth largest market is the United States with 348 million internet users.

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

Staffing

As of December 31, 2023, we contract with 5 consultants and we have employment agreements with our Chief Executive Officer and President.

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

We also maintain office space at 13358 Monte Vista Ave., Chino, CA 91710. We entered into this lease on October 1, 2017 and it terminates on October 1, 2027. Under the terms of the lease we rent the space primarily for our computer servers and equipment. Our rent is $16,000 per month. We lease this space from Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust.

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

Risks Related to the Company

We are an early stage company with limited operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are an early stage company with limited operating results to date. Our business is subject to the risks inherent in the establishment and development of a new business enterprise. As a result, we cannot provide our shareholders with the type of information that would be available from a company with a more substantial history of operations. We cannot assure investors that it will ever operate profitably.

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

Our financial condition casts substantial doubts about our ability to continue as a going concern.

As a result of our financial condition, there is uncertainity regarding our ability to continue as a going concern. To that end, our independent registered public accounting firm for our financial statements for the year ended December 31, 2023 has included an emphasis-of-a-matter paragraph describing the substantial doubt as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

During the coronavirus pandemic we monitored the directives from federal and local authorities regarding how it impacted the consultants and companies we work with for the development of our suite of products and services. Due to the pandemic, many persons in the workforce began “working from home” and/or altered their work routines. Since the development and testing of our suite of products can be a “hands on” process these alternative work arrangements significantly slowed down our anticipated schedules for the development, marketing and launch of our products and services, which had a negative impact our business. We anticipate that the longer this shift in the workforce remains the norm, it will continue to disrupt the development of our products and services.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

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

Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the number of server towers, super computers and virtual servers our business operations require, with the amount modified annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our projected use for the upcoming year, with each such amendment being approved by the non-interested members of our Board of Directors. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021 and 2022, the parties agreed to renew the agreement under the same terms as the end of 2020. Since we have not been able to pay the entire cost for the use of this computer storage and processing space, the amounts we owe Sunray Trust have been accrued. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. In the event Sunray Trust ceases to allow us to accrue and amounts owed, and if we are unable to pay the amounts owing, Sunray Trust could prohibit us from utilizing the server towers, super computers and virtual servers necessary to store the data used in our operations as well as the processors to run our programs and applications, which would have a material adverse effect on our ability to operate our business. Anna Chin, our President, is a trustee of Sunray Trust. Excluding amounts owed under a separate promissory note, the total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, totaled $8,331,000 as of December 31, 2022 and $9,416,000 as of December 31, 2023.

We owe Sunray Trust $2,622,908 in principal and interest under an amended and consolidated promissory note that matures on January 4, 2026. In the event we are unable to repay this amount on the maturity date we will be in default under the terms of the note.

Under the terms of a of an Amended and Consolidated Promissory Note we owe Sunray Trust $2,622,908, which is accruing interest at 5% per annum (simple interest). We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able to repay this obligation. In the event we are unable to repay this amount on the maturity date on January 4, 2026 we will be in default under the terms of the promissory note, which could subject us to legal action regarding the amounts we owe Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust. As of December 31, 2023, we owed Sunray Trust $2,622,908 for money they have loaned to us.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect information from unauthorized access or attack, as well as secure our network and systems. Such processes include physical, procedural, and technical safeguards, tests on our systems, and routine review of our policies and procedures to identify risks and improve our practices. We engage certain external parties, including an information technology consultant, to enhance our cybersecurity oversight.

Our Board of Directors provides direct oversight over cybersecurity risk and provides periodic updates to management regarding such oversight. The Board of Directors receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our informational technology consultant leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our informational technology consultant has over 25 years of experience working with companies in the information technology field.

We are working with our information technology consultant to help improve our overall cybersecurity and plan to take any necessary steps to protect our information assets and operations from internal and external cyber threats in the event any such steps are recommended.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

ITEM 2 – PROPERTIES

Our executive offices are located in Ontario, California, at 3281 East Guasti Road, Suite 700, Ontario, CA 91761. The lease expired on October 31, 2020, and we are currently renting two offices at the same location on a month-to-month basis.

We also maintain office space at 13358 Monte Vista Ave., Chino, CA 91710. We entered into this lease on October 1, 2017 and it terminates on October 1, 2025. Under the terms of the lease we rent the space primarily for our computer servers and equipment. Our rent is $16,000 per month. We lease this space from Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust.

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

On September 1, 2023, we filed a Demurrer to the Plaintiff’s Complaint on the basis that the Plaintiff does not appear as a corporation registered to do business in California and that the Complaint fails to state of action for Breach of Contract and Common Counts for Amounts Owed on an Open Account since the basic elements of each cause of action are not specified in the Complaint. On October 30, 2023, the Court heard the motion and our Demurrer was granted. As a result, the Plaintiff’s Complaint was dismissed and the Court granted Plaintiff 20 days to file an amended Complaint.

On November 15, 2023, we and Plaintiff entered into a settlement agreement and mutual release. Both parties agreed to waive, discharge, and otherwise extinguish their actual or possible claims of the Complaint against each other in exchange for the parties to dismiss their respective actions and the lawsuit with prejudice against one another.

Chin Li Shih v. Anna Chin and Gofba, Inc.

On November 13, 2023, the Plaintiff filed a form Complaint against us for Breach of Contract and Fraud, alleging we breached a contract by failing to provide a location for Plaintiff to use for stray animals as she alleges was an understanding between the parties when Plaintiff invested in Gofba, Inc., and also by failing to repay an alleged separate $30,000 loan.  Plaintiff also alleges fraud due to principals at Gofba, Inc., allegedly telling Plaintiff the company was going to be a public company and that they would provide a location for Plaintiff to use for stray animals.  According to the Complaint, Plaintiff is seeking $72,500, plus interest, as damages. The Complaint was filed in the Superior Court of the State of California, County of San Bernadino (Chin Li Shih v. Anna Chin and Gofba, Inc., Case No. CIV SB 2327457).

On January 10, 2024, we filed an Answer to the Complaint generally denying the allegations in the Complaint and denying that Plaintiff suffered any damages, and, in addition to the general denial, specifically alleged that Plaintiff’s causes of action are barred by the applicable statute of limitations.  We have not heard from the Plaintiff since we filed our Answer and there has been no other progress in the litigation.  We plan to vigorously defend ourselves against the allegations in the Complaint if the lawsuit moves forward.

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

Holders

As of December 31, 2023, there were 51,152,134 shares of our common stock outstanding held by approximately 500 holders of record. Of these shares, 6,056,156 were held by non-affiliates. As of June 30, 2023, there were 6,043,756 shares held by non-affiliates, which had an estimated market value of $30,176,280, based on the last price we sold our common stock prior to June 30, 2023 ($5.00/share). As of March 21, 2024, there were 51,152,134 shares of our common stock outstanding held by approximately 500 holders of record.

Stock Options, Warrants and Convertible Debentures

As of December 31, 2023, we did not have any outstanding stock options, warrants or convertible debentures.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are not limited and are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2023.

Preferred Stock

As of December 31, 2023, we did not have any shares of preferred stock issued or outstanding.

Recent Issuance of Unregistered Securities

During the fourth quarter of the year ended December 31, 2023, we did not issue any unregistered securities.

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

Purchases of Equity Securities

 During the year ended December 31, 2023, we did not purchase any of our equity securities.

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

See Note 1 of the Notes to the Consolidated Financial Statements included this Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Following is a summary of our critical accounting estimates and how they are applied in preparation of the financial statements.

Website development in progress

We capitalize the software development costs once the technological feasibility of a product is established. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. The technological feasibility of product is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The amount of software development costs to be capitalized is allocated based on the time and cost of our employees and service providers spend creating and developing the product. As of December 31, 2023, and 2022 we determined that the website development in progress was impaired and recorded the impairment charge to write down the assets to their fair value of zero.

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

During 2022 we completed an impairment assessment of our capitalized software and determined that the fair value of our capitalized software costs is zero at December 31, 2022.   In 2023, we continued the same assessment and continued to expense software development costs as they incurred

Principles of Consolidation

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Under ASU 2023-09, public benefit entities must disclose specific categories and provide additional information in the tax rate reconciliation if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The amendments from ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

Results of Operations

We have no revenue-generating operations, a material working capital deficit, a history of experiencing operating losses, and a net stockholders’ deficit. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During 2022 and 2023, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the year ended December 31, 2023, we issued promissory notes for $404,000 cash proceeds.

We plan to focus on creating revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

During the year ended December 31, 2023, we continued efforts in launching our Five Star Business Listing services and GOFBA News modules. During 2023, there were no revenues generated from these two new modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact at this time on our business.

Summary of Results of Operations

	The Years Ended December 31,
	2023	2022
	(000's)	(000's)
Revenues	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-
Operating expenses:
General and administrative	842	1,733
Professional fees	249	377
Depreciation and amortization	1	54
Impairment loss	-	1,188
Total operating expenses	1,092	3,352
Net Loss	$(1,092)	$(3,352)

Revenue and Gross Profit

We generated no revenue during the years ended December 31, 2023 and 2022.

Net Loss

Our net loss decreased by $2,260,000 to $1,092, 000 during the year ended December 31, 2023 from $3,352,000 during the same period last year. The decrease in net loss compared to the prior year is a result of the impairment loss of $1,188,000, the decline in general and administrative expenses of $891,000, in professional fees of $128,000 and in depreciation and amortization of $53,000.

For the year ended December 31, 2023, our most significant expense is included in general and administrative expense and represents over $1.2 million of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors. The general and administrative expense also included the gain from settlement of $941,000, discussed further below.

General and Administrative Expenses

General and administrative expenses decreased by $891,000 to $842,000 for the year ended December 31, 2023 from $1,733,000 during the same period last year. During the year ended December 31, 2023, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $1,085,000, and executive compensation of approximately $280,000. The salary expense results from executive agreements, further discussed below and in the notes.

On July 31, 2023, a complaint was filed against us in the Superior Court of the State of California.  On September 1, 2023, we filed a Demurrer to the Plaintiff’s complaint and further, on November 15, 2023, we entered into a settlement agreement and mutual release with the plaintiff. We agreed to waive, discharge, and otherwise extinguish their actual or possible claims of the complaint against each other in exchange for the parties to dismiss their respective actions and the lawsuit with prejudice against one another. As a result, we recorded a reduction in liability by the outstanding balance due and recorded a gain from settlement in the amount of $941,000 during the year ended December 31, 2023.

General and administrative expense also includes legal, accounting and public company related expenses of approximately $181,000 associated with us preparing our 2022 Annual Report on Form 10-K, our 2023 Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023, June 30, 2023, and September 30, 2023; and a post-effective amendment to our Registration Statement on Form S-1, which were filed during the year ended December 31, 2023 with the Securities and Exchange Commission. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased by 53,000 to $1,000 from $54,000 during the years ended December 31, 2023, as compared to the same period last year.

Impairment loss

During the year ended December 31, 2022, we performed an impairment test of the capitalized software and software development in progress. We determined that the fair value of the assets was less than their carrying value, resulting in an impairment of $1,188,000. There was no such loss in the same period in 2023.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of December 31, 2023 was $1,000 and our monthly cash flow burn rate was approximately $33,000. To assist with our cash requirements, during the years ended December 31, 2023, we obtained $404,000 of cash proceeds from the issuance of promissory notes payable to existing investors and Board of Director. We need to continue raising funds through debt or equity financings to meet our current monthly cash requirements of approximately $60,000. In addition, we have incurred a significant amounts of debt, $3.0 million including accrued interest, which is due beginning January 1, 2024. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the year ended December 31, 2023, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the year ended December 31, 2023, we sold no shares of stock subscriptions and made no payments to return deposits on common stock subscriptions.

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

Cash Requirements

We had cash balances of $1,000 and $1,000 as of December 31, 2023 and 2022, respectively. Based on no revenues, current cash balances and current expected monthly cash burn rate of approximately $33,000, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. During the years ended December 31, 2023, we continued to seek out additional debt and/or equity financing by obtaining promissory notes of total $404,000. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $404,000 during the year ended December 31, 2023, as compared to $693,000 for the same period in 2022. The most significant factor in our operating cash used is our net loss, adjusted for non-cash expenses and gain on settlement.  In 2023, the net cash used in operating activities consisted primarily of our net loss of $1,092,000, offset by non-cash lease expenses of $1,277,000, gain on settlement of $941,000.  In 2022, the net cash used in operating activities consisted primarily of our net loss of $3,352,000, which was offset by non-cash lease expenses of $1,277,000 and impairment loss of $1,188,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the years ended December 31, 2023 and 2022. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the years ended December 31, 2023 was $404,000, compared to $649,000 for the same period in 2022. During the year ended December 31, 2023, cash proceeds from the promissory notes issued to existing members of Board of Directors were $404,000, and net advances from stockholder payable were $1,000. During the same period last year, cash proceeds from the sale of common stock subscriptions were $43,000, and net advances from stockholder payable were $28,000. We also received $578,000 from promissory notes issued to existing investors and member of Board of Directors

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of December 31, 2023 and 2022, $1,033,000 and 889,000 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020. For the three months ended December 31, 2023 and 2022, expenses associated with these services were $271,000 and $271,000, respectively. For the years ended December 31, 2023 and 2022, expenses associated with these services were $1,085,000 and $1,085,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2027. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the years ended December 31, 2023 and 2022, amounts funded to us by our Chairperson, President and majority stockholder were $1,291,000 and $1,308,000 respectively, and amounts returned during the same periods were $1,000 and $3,000, respectively. As of December 31, 2023 and 2022, the stockholder payable balance outstanding was $9,604,000 and $8,331,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

On December 4, 2023, September 7, 2023, April 26, 2023, March 02, 2023, February 28, 2023, December 12, 2022, July 21, 2022, May 6, 2022, February 24, 2022, March 31, 2022, November 18, 2021, and June 18, 2021 and, we entered into promissory notes with investors and a Board of Director of the Company. See Note 7 to the accompanying consolidated financial statements included in this report for further discussion.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 21, 2024, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2023, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Anna Chin	0	0	0
William DeLisi	0	0	0
John Larsen	0	0	0
Joanna M. Kha	0	0	0

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2023;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2023,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2023 and 2022, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Anna Chin	2023	121,248	(1)	-0-	-0-	-	-	-	18,648	(2)	139,896
President and CFO	2022	121,248	(3)	-0-	-0-	-	-	-	18,648	(2)	139,896

William DeLisi	2023	121,248	(1)	-0-	-0-	-0-	-0-	-0-	18,648	(2)	139,896
CEO and Secretary	2022	121,248	(3)	-0-	-0-	-0-	-0-	-0-	18,648	(2)	139,896

John Larsen	2023	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-
Vice President	2022	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

(1)	Includes $32,977 paid in salary, plus $88,271 in accrued salary.
(2)	Paid flexible time off, all amounts accrued.
(3)	Includes $97,537 paid in salary plus $23,711 in accrued salary.

Employment Contracts

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,248, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending for one additional year. The Company and Ms. Chin and Mr. DeLisi elected to extend the employment agreements for one additional year, so they now terminate on December 31, 2024.  In the event we are not able to pay Ms. Chin and /or Mr. DeLisi cash compensation for their salaries, we are able to issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares will be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits while they are employed by us. In the event Ms. Chin or Mr. DeLisi are terminated without cause they are entitled to severance payments equal to the greater of (i) the remainder of the term under their employment agreement, or (ii) one year, whichever is greater.

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

The following table sets forth director compensation for 2023:

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

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2023:

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2023.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2023.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 16, 2024, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

(1)

Unless otherwise indicated, based on 51,152,134 shares of Common Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person. Our executive officers and directors own an aggregate of 45,162,878 shares. Between 2009 and 2016, approximately 470 individuals or entities, including four investors that are now part of our officer and director group, gave us pre-subscription orders for shares of our common stock at between $1 and $5 per share, to be issued in the future only once we were in a position to issue their shares and if we were going to file to go public. In 2017, we sent a Disclosure Statement to those individuals asking if they wished to confirm their investment in Gofba and receive shares of our common stock, or if they desired to rescind their investment and receive their investment money back. Approximately 350 of those individuals or entities confirmed their investment in Gofba and indicated they wish to receive shares of Gofba common stock, and 76 indicated they wish to rescind their investment in Gofba and receive their investment funds back. In early May 2020, we sent letters to all those pre-subscribers that had requested a return of their funds but had not received them yet, asking that they confirm their address to us so we can return their funds. As we receive those letters back from pre-subscribers we have been returning their funds timely to the address indicated by each pre-subscriber. As of December 31, 2023, we had refunded all investments back to pre-subscribers that requested them but still have not received a response from pre-subscribers representing deposits of $129,000, while pre-subscribers representing deposits of $9,000 have rescinded their investments. These amounts represent the only amounts still owed to pre-subscribers.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since inception we have leased computer storage and processing space from Sunray Trust, a trust for which Anna Chin, one of our officers and directors, is a trustee. Under the terms of a Computer Towers Lease Agreement, Sunray Trust provides us with sufficient space to store the data used in our operations as well as the processors to run our programs and applications in exchange for a monthly rate based on the amount number of server towers, super computers and virtual servers our business operations require, with the amount amended annually. We first became obligated to pay for these services on January 1, 2009, when the monthly lease payment was $43,758, or $525,096 for the year, which allowed us to utilize 6 towers, 30 super computers and 600 virtual servers. Each year we sign an amendment to the Computer Towers Lease Agreement for our use for the upcoming year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, 2022, and 2023, the parties agreed to renew the agreement under the same terms as the end of 2020. Since we have not have not been able to pay the entire cost for the use of this computer storage and processing space the amounts we owe Sunray Trust have been accrued through December 31, 2023. The total amounts owed, including other amounts received from and paid to our Chairperson, President and majority shareholder, were $9,416,000 as of December 31, 2023. We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able pay Sunray Trust the past and future amounts owed under this agreement. The original Computer Towers Lease Agreement terminated on October 20, 2020, and was renewed for an additional five years with a new expiration date of October 30, 2025.

Under the terms of a series of Promissory Notes we owed Sunray Trust $1,809,370, plus interest, which is accruing at 5% per annum (simple interest), as of December 31, 2023. On January 1, 2024, we entered into an Amended and Consolidated Promissory Note, consolidating this series of promissory notes.  Under the terms of the Amended and Consolidated Promissory Note we owe Sunray Trust $2,622,908, which is accruing interest at 5% per annum (simple interest). We will need to raise funds from the sale of our securities and/or generate revenues from our operations to be able to repay this obligation. In the event we are unable to repay this amount on the maturity date on January 4, 2026 we will be in default under the terms of the promissory note, which could subject us to legal action regarding the amounts we owe Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust. As of December 31, 2023, we owed Sunray Trust $2,596,138 for money they have loaned to us.

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,248, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending for one additional year. The Company and Ms. Chin and Mr. DeLisi elected to extend the employment agreements for one additional year, so they now terminate on December 31, 2024.  In the event we are not able to pay Ms. Chin and /or Mr. DeLisi cash compensation for their salaries, we are able to issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits while they are employed by us. In the event Ms. Chin or Mr. DeLisi are terminated without cause they are entitled to severance payments equal to the greater of (i) the remainder of the term under their employment agreement, or (ii) one year, whichever is greater. As of December 31, 2023, $1,103,000 is owed to these officers.

We maintain office space at 13358 Monte Vista Ave., Chino, CA 91710. We entered into this lease on October 1, 2017 and it terminates on October 1, 2022. Under the terms of the lease we rent the space primarily for our computer servers and equipment. Our rent is $16,000 per month. We lease this space from Sunray Trust. Anna Chin, our President, is a trustee of Sunray Trust.

Corporate Governance

As of December 31, 2023, our Board of Directors consisted of Anna Chin, William DeLisi, John Larsen, and Joanna M. Kha. As of December 31, 2023, one of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2), namely Joanna M. Kha.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2023 and December 31, 2022 for professional services rendered by Haskell & White LLP for the audit for the years ended December 31, 2023 and December 31, 2022, quarterly reviews of our interim consolidated financial statements in 2021 and 2020 and services normally provided by the independent accountant in connection with statutory and regulatory filings, including Post-Effective Amendments to our Form S-1 registration statement that was declared effective on November 12, 2019, were as follows:

	2023	2022
Audit Fees	$95,000	$73,500
Audit Related Fees	$-	21,000
Tax Fees	$-	-
All Other Fees	$-	-
Total	$95,000	94,500

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

(a)(3) Exhibits

 Refer to (b) below.

(b) Exhibits

Item No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Gofba, Inc.

3.2 (1)	Amended and Restated Bylaws of Gofba, Inc.

10.1(1)	Lease with RAR2-Inland Empire Offices-CA, Inc. dated July 9, 2015

10.2(1)	Form of Stock Purchase Agreement for Litigation Settlement Offering

10.3(1)	Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated October 3, 2017

10.4(1)	Amendment No. 1 to Settlement and Release Agreement by and between Gofba, Inc. and Sharlene Chang, et al dated March 27, 2018

10.5(1)	Computer Towers Lease Agreement dated November 1, 2006

10.6(1)	Form of Annual Amendment to Computer Towers Lease Agreement

10.7(1)	Employment Agreement with Anna Chin dated May 14, 2018

10.8(1)	Employment Agreement with William DeLisi dated May 14, 2018

10.9(1)	Promissory Note issued to Sunray Trust dated May 1, 2018

10.10(2)	Amendment No. 1 to Computer Tower Lease Agreement by and between Gofba, Inc. Sunray Trust dated January 1, 2020

10.11(2)	Amendment No. 1 to Promissory Note issued to Sunray Trust dated March 5, 2020

10.12(3)	Amendment to Computer Towers Lease Agreement dated November 1, 2020

10.13*	Amended and Consolidated Promissory Note with Sunray Trust dated January 1, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH **	Inline XBRL Taxonomy Extension Schema Document.

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 **	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Gofba, Inc.

Dated: April 16, 2024	By:	/s/ Anna Chin
	Its:	Anna Chin
President and Chief Financial Officer (Principal Accounting Officer)

Dated: April 16, 2024	By:	/s/ William DeLisi
	Its:	William DeLisi
Chief Executive Officer (Principal Executive Officer) and Secretary

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2024		/s/ Anna Chin
	By:	Anna Chin, Director

Dated: April 16, 2024		/s/ William DeLisi
	By:	William DeLisi, Director

Dated: April 16, 2024		/s/ John Larsen
	By:	John Larsen, Director

Dated: April 16, 2024		/s/ Joanna M. Kha
	By:	Joanna M. Kha, Director

ITEM 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Gofba, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gofba, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

April 16, 2024

GOFBA, INC.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	December 31,
	2023	2022
Assets	(000's)	(000's)
Current assets
Cash	$1	$1
Prepaid expenses and other current assets	38	28

Total current assets	39	29

Property and equipment, net	1	2
Right-of-use assets (Note 8)	2,506	3,567

Total assets	$2,546	$3,598

Liabilities and Stockholders Deficit
Current liabilities
Accounts payable and accrued expenses	$1,648	$2,358
Current lease liabilities (Note 8)	1,138	1,061
Deposits on common stock subscriptions (Note 4)	131	131
Stockholder payable (Note 5)	9,609	8,331
Note payable (Note 6)	318	378
Interest payable (Note 6)	51	24
Note payable - related party (Note 7)	1,284	1,691
Interest payable related party (Note 7)	420	317
Total current liabilities	14,599	14,291

Long-term liabilities
Note payable (Note 6)	60	-
Note payable - related party (Note 7)	928	118
Noncurrent lease liabilities (Note 8)	1,368	2,506
Total noncurrent liabilities	2,356	2,624

Total liabilities	16,955	16,915

Commitments and contingencies (Notes 5, 6, 7, 8, 10, 11)

Stockholders deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,152,134 shares outstanding at December 31, 2023 and 2022.	16,544	16,544
Non-controlling interest	(2,712)	(2,679)
Accumulated deficit	(28,241)	(27,182)

Total stockholders deficit	(14,409)	(13,317)

Total liabilities and stockholders deficit	$2,546	$3,598

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	The Years Ended December 31,
	2023	2022
	(000's)	(000's)
	(except share and per share amounts)
Costs and expenses
General and administrative	842	1,733
Professional fees	249	377
Depreciation and amortization	1	54
Impairment loss	-	1,188

Total costs and expenses	1,092	3,352

Net loss	(1,092)	(3,352)

Net loss attributable to non-controlling interest	(33)	(119)

Net loss attributable to the Company	$(1,059)	$(3,233)

Net loss per share
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

Weighted average common shares outstanding
Basic	51,152,134	51,150,624
Diluted	51,152,134	51,150,624

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

 Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)

Balance, December 31, 2021	51,143,634	$16,501	$(2,560)	$(23,949)	$(10,008)
Sales of common stock for cash (Note 4)	8,500	43	-	-	43
Net loss	-	-	(119)	(3,233)	(3,352)
Balance, December 31, 2022	51,152,134	16,544	(2,679)	(27,182)	(13,317)
Net loss	-	-	(33)	(1,059)	(1,092)
Balance, December 31, 2023	51,152,134	$16,544	$(2,712)	$(28,241)	$(14,409)

See accompanying notes to consolidated financial statements and

Report of Independent Registered Public Accounting Firm.

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	The Years Ended December 31,
	2023	2022
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(1,092)	$(3,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement (Note 10)	(941)	-
Non-cash lease expense (Note 8)	1,277	1,277
Impairment charge	-	1,188
Depreciation and amortization expense	1	54
Changes in:
Prepaid expenses and other current assets	(10)	-
Accounts payable and accrued expenses	231	41
Interest payable - note payable	27	18
Interest payable - related party	103	81
Net cash used in operating activities	(404)	(693)

Cash flows from financing activities
Proceeds from sales of common stock	-	43
Proceeds from note payable - related party	403	524
Proceeds from note payable	-	54
Net advances from stockholder payable	1	28
Net cash provided by financing activities	404	649
Net increase (decrease) in cash and cash equivalents	-	(44)

Cash and cash equivalents, beginning of the period	1	45

Cash and cash equivalents, end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$1
Income taxes	$1	$1

Non-cash investing activities:
Accrual of software developments costs	$-	$209

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

Future Operations, Liquidity, and Capital Resources

The Company has not yet commenced its primary revenue-generating operations and has a material working capital deficit, a history of experiencing operating losses, and a net stockholders’ deficit. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During the year ended December 31, 2023, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying  consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2023 through December 31, 2023, the Company received cash proceeds of $404,000 from the issuance of notes payable. The Company requires significant amounts of cash to fund its planned development activities and repay its debt, and as such management plans to raise additional funds throughout 2024 to meet its working capital needs.

GOFBA, INC.

Notes to Consolidated Financial Statements

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

GOFBA, INC.

Notes to Consolidated Financial Statements

During 2022 we completed an impairment assessment of our capitalized software and determined that the fair value of our capitalized software costs is zero at December 31, 2022. In 2023, we continued the same assessment and continued to expense software development costs as they incurred.

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

The Company’s net deferred tax assets at December 31, 2023 and 2022 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the years ended December 31, 2023 and 2022. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

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

GOFBA, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Under ASU 2023-09, public benefit entities must disclose specific categories and provide additional information in the tax rate reconciliation if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The amendments from ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

2. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2023	2022

Office furniture, equipment and software	$206,000	206,000
Less accumulated depreciation	(205,000)	(204,000)
Property and equipment, net	$1,000	$2,000

Depreciation expense for the years ended December 31, 2023 and 2022 was $1,000 and $15,000, respectively.

3. Software Development Costs

Software development costs, net consisted of the following:

	December 31,
	2023	2022

Capitalized software in-process	$1,097,000	$1,097,000
Website development	763,000	763,000
Less accumulated amortization	(672,000)	(672,000)
Software impairment	(1,188,000)	(1,188,000)
Software development costs, net	$-	$-

Amortization expense for the years ended December 31, 2023 and 2022 was zero and $39,000, respectively.

GOFBA, INC.

Notes to Consolidated Financial Statements

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and as of December 31, 2023 and 2022, the shares outstanding were 51,152,134 shares and 51,152,134 shares, respectively. Of these outstanding shares, 50,041,498 shares were issued as of December 31, 2023.

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

During the year ended December 31, 2023, the Company sold no subscriptions and issued no shares of common stock.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of December 31, 2023 and 2022, deposits of approximately $8,650,000 have been ratified.

GOFBA, INC.

Notes to Consolidated Financial Statements

In addition, as of December 31, 2023, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, deposits on common stock subscriptions were $131,000. During the three months ended December 31, 2023, the Company did not make any payment to return deposits on common stock subscriptions.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of December 31, 2023 and 2022.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during  the years ended December 31, 2023 and 2022, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $1,291,000 and $1,308,000, respectively, and amounts returned during the same periods were $13,000 and $3,000, respectively. As of December 31, 2023 and, 2022, the stockholder payable balance outstanding was $9,609,000 and $8,331,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable and Interest Payable

On June 18, 2021, the Company entered into a promissory note with an investor of the Company. Under the terms of the promissory note, the Company borrowed $270,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting July 15, 2021 with the principal balance paid on June 15, 2022. In October 2023, the parties ratified an extension of the maturity date of the note to June 15, 2024. As of December 31, 2023, the balance of the promissory note and interest payable was $270,000 and $37,800, respectively. For the years ended December 31, 2023 and 2022, the Company incurred interest expense from the promissory note in the amount of $18,900 and $18,900, respectively.

On November 18, 2021, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $60,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting December 15, 2021 with the principal balance paid on November 18, 2022. The note has been renewed with a new due date of November 18, 2025. As of December 31, 2023, the balance of the promissory note was $60,000 and interest payable related to the promissory note was $8,400. For the years ended December 31, 2023 and 2022, the Company incurred interest expense from the promissory note of $4,200 and $4,200, respectively.

On February 24, 2022, the Company entered in another promissory note with a different investor and member of the Board of Directors of the Company. Under the terms of the promissory note, the Company borrowed $42,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting February 24, 2022 with the principal balance paid on March 15, 2023. The note has been renewed with a new due date of March 15, 2024. As of December 31, 2023, the balance of the promissory note was $42,000 and interest payable related to the promissory note was $4,200. For the year ended December 31, 2023 and 2022, the Company incurred interest expense from the promissory note of $2,900 and 2,500, respectively.

On March 31, 2022, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $6,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting August 30, 2022 with the principal balance paid on September 30, 2024. As of December 31, 2023, the balance of the promissory note was $6,000 and interest payable related to the promissory note was $600. For the year ended December 31, 2023 and 2022, the Company incurred interest expense from the promissory note of $400 and $200, respectively.

GOFBA, INC.

Notes to Consolidated Financial Statements

7. Note Payable – Related Party

On May 1, 2018, the Company entered into a promissory note with a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the promissory note, the Company borrowed $1,285,000 at 5% annual, simple interest and was obligated to repay the principal and interest amounts on January 1, 2022. On March 30, 2022, the parties ratified an extension of the maturity date of the note to January 1, 2023. The note has been renewed with a new due date of January 1, 2024. The promissory note contains standard acceleration provisions upon an event of default and the borrowing is not collateralized. As of December 31, 2023 and 2022 the balance of the promissory note was $1,285,000, and interest payable related to the promissory note was $364,000 and $300,000, respectively. For the years ended December 31, 2023, and 2022 the Company incurred interest expense from the promissory note of $64,000 and $64,000, respectively.

 On May 6, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $406,200 at 5% annual, simple interest and is obligated to repay the principal and interest amounts on December 1, 2022. The note has been renewed with a new due date of January 6, 2026. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023 and 2022, the balance of the promissory note was $406,200, and interest payable related to the promissory note was $33,900 and $13,500, respectively. For the years ended December 31, 2023 and 2022, the Company incurred interest expense from the promissory note of $20,300 and $13,500, respectively.

On July 21, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $110,000 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023 and 2022, the balance of the promissory note was $110,000, and interest payable related to the promissory note was $7,800 and $3,200, respectively. For the years ended December 31, 2023 and 2022, the Company incurred interest expense from the promissory note of $4,600 and $3,200, respectively.

On December 12, 2022, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $8,170 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023 and 2022, the balance of the promissory note was $8,170, and the interest payable related to the promissory note was $400 and zero, respectively. For the years ended December 31, 2023 the Company incurred interest expense from the promissory note of $400.

On February 28, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $73,400 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023, the balance of the promissory note was $73,400, and the interest payable related to the promissory note was $3,100. For the year ended December 31, 2023 the Company incurred interest expense from the promissory note of $3,100. There was no such note in 2022.

GOFBA, INC.

Notes to Consolidated Financial Statements

On February 28, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $161,295 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023, the balance of the promissory note was $161,295, and the interest payable related to the promissory note was $6,700. For the year ended December 31, 2023 the Company incurred interest expense from the promissory note of $6,700. There was no such note in 2022.

On March 03, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $11,769 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by August 31, 2027. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023, the balance of the promissory note was $11,769, and the interest payable related to the promissory note was $500. For the year ended December 31, 2023 the Company incurred interest expense from the promissory note of $500. There was no such note in 2022.

On April 26, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $69,153 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by April 26, 2025. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023, the balance of the promissory note was $69,153, and the interest payable related to the promissory note was $2,300. For the year ended December 31, 2023 the Company incurred interest expense from the promissory note of $2,300. There was no such note in 2022.

On September 7, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $51,966 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by December 1, 2025. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023, the balance of the promissory note was $51,966, and the interest payable related to the promissory note was $900. For the year ended December 31, 2023 the Company incurred interest expense from the promissory note of $900. There was no such note in 2022.

On December 4, 2023, the Company entered into another promissory note with the same trust. Under the terms of the promissory note, the Company borrowed $35,564 at 5% annual, simple interest and is obligated to repay the principal and interest amounts by December 4, 2026. The promissory note contains standard acceleration provisions upon an event of default and the note is uncollateralized. As of December 31, 2023, the balance of the promissory note was $35,564, and the interest payable related to the promissory note was $100. For the year ended December 31, 2023 the Company incurred interest expense from the promissory note of $100. There was no such note in 2022.

On January 1, 2024, the Company amended and consolidated all the existing promissory notes payable to the trust controlled by the Company’s Chairperson, President and majority stockholder into one single note in the principal sum of $2,212,000. Please see note 12 for further details.

8. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually.  For the years ended December 31, 2023 and 2022, expenses associated with these services were $1,085,000 and $1,085,000, respectively. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

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

Rent expense for office space for the years ended December 31, 2023 and 2022 was $197,000 and $194,000, respectively.

Balance sheet information related to operating leases with terms of more than 12 months is as follows:

	December 31,
	2023	2022
Operating lease right-of-use assets	$2,506,000	$3,567,000
Current portion of operating lease liabilities	1,138,000	1,061,000
Noncurrent portion of operating lease liabilities	1,368,000	2,506,000
Total operating lease liabilities	$2,506,000	$3,567,000

The Company had operating leases costs of $1,277,000 for each of the years ended December 31, 2023 and 2022. Operating lease Right-of-use assets as of December 31, 2023 and 2022 were $2,506,000 and $3,567,000, respectively. The discount rate to measure the Company's operating lease obligations is 7% annually.

The Company's leases have remaining lease terms of 2 years to 4 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

The following table summarizes the maturities of the Company's operating lease liabilities as of December 31, 2023:

Maturities of Operating Lease Liabilities
2024	$1,277,000
2025	1,096,000
2026	192,000
2027	160,000
Total operating lease payments	2,725,000
Less: Imputed interest	(219,000)
Total operating lease liabilities	$2,506,000

GOFBA, INC.

Notes to Consolidated Financial Statements

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

 9. Income Taxes

As of December 31, 2023, the Company has net deferred income tax assets that are mainly comprised of Federal and state net operating loss carry forwards in the amounts of approximately $12,000,000.

Management has established a valuation allowance equal to the entire amount of the Company’s net deferred income tax assets due to the uncertainty that the deferred income tax assets will be realized by the Company’s ability to generate sufficient future taxable income.

Utilization of the net operating loss carry forwards may be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state provisions due to equity ownership changes that have occurred previously or that could occur in future. These ownership changes may limit the amount of net operating loss carry forwards that can be utilized to offset future taxable income and tax.

GOFBA, INC.

Notes to Consolidated Financial Statements

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2023 and 2022.

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

On November 15, 2023, the Company and Plaintiff entered into a settlement agreement and mutual release. Both parties agreed to waive, discharge, and otherwise extinguish their actual or possible claims of the Complaint against each other in exchange for the parties to dismiss their respective actions and the lawsuit with prejudice against one another. As a result, the Company recorded a reduction in liability by the outstanding balance due to the Plaintiff and recorded gain from settlement in the amount of $941,000 as an offset to general and administrative expenses during the year ended December 31, 2023.

Chin Li Shih v. Anna Chin and Gofba, Inc.

On November 13, 2023, the Plaintiff filed a form Complaint against the Company for Breach of Contract and Fraud, alleging the Company breached a contract by failing to provide a location for Plaintiff to use for stray animals as she alleges was an understanding between the parties when Plaintiff invested in Gofba, Inc., and also by failing to repay an alleged separate $30,000 loan.  Plaintiff also alleges fraud due to principals at Gofba, Inc., allegedly telling Plaintiff the Company was going to be a public company and that they would provide a location for Plaintiff to use for stray animals.  According to the Complaint, Plaintiff is seeking $72,500, plus interest, as damages. The Complaint was filed in the Superior Court of the State of California, County of San Bernadino (Chin Li Shih v. Anna Chin and Gofba, Inc., Case No. CIV SB 2327457).

On January 10, 2024, the Company filed an Answer to the Complaint generally denying the allegations in the Complaint and denying that Plaintiff suffered any damages, and, in addition to the general denial, specifically alleged that Plaintiff’s causes of action are barred by the applicable statute of limitations.  The Company has not heard from the Plaintiff since it filed its Answer and there has been no other progress in the litigation.  The Company plans to vigorously defend itselves against the allegations in the Complaint if the lawsuit moves forward.

11. Related Party Transactions

On December 4, 2023, September 7, 2023, April 26, 2023, March 2, 2023, February 28, 2023, May 6, 2022, March 31, 2022, February 24, 2022, November 18, 2021, June 18, 2021, July 21, 2022, and December 12, 2022, the Company entered into promissory notes with investors and a Board of Director of the Company. See Note 6 and 7 above for further discussion.

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

GOFBA, INC.

Notes to Consolidated Financial Statements

Since inception, the Company has leased access to computer storage and processing space, as well as office space, from a trust controlled by the Company’s Chairperson, President and majority stockholder. See Note 8 above for further discussion.

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of December 31, 2023 and 2022, amounts owed to these officers totaled $1,103,000 and $889,000, respectively, and such amounts are included in accounts payable and accrued expenses.

12. Subsequent Events

On January 1, 2024, the Company amended and consolidated all the existing promissory notes payable to the trust controlled by the Company’s Chairperson, President and majority stockholder into one single note in the principal sum of $2,212,000. The principal amount of $2,212,000 and any unpaid accrued interest shall be due and payable January 4, 2026 (the “Maturity Date”).  Interest shall accrue on the outstanding principal amount beginning on January 1, 2024, at the rate of five percent (5%) per annum, simple interest, and shall continue on the outstanding principal until paid in full. Interest due under this Amended and Consolidated Promissory Note (the “Note”) shall be paid by the Company with the principal amount and will be paid in one balloon payment on the Maturity Date as set forth herein.

