Form 10-Q
period 2024-06-30
Gofba, Inc.
filed 2024-08-19
CIK 1735092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2024, there were 51,152,134 shares of common stock, no par value, outstanding.

GOFBA, INC.

2

ITEM 1. Condensed Consolidated Financial Statements

GOFBA, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2024 (Unaudited) and December 31, 2023

	June 30,	December 31,
	2024	2023
Assets	(000's)	(000's)
Current assets
Cash and cash equivalents	$-	$1
Prepaid expenses and other current assets	38	38

Total current assets	38	39

Property and equipment, net	-	1
Right-of-use assets (Note 8)	1,947	2,506

Total assets	$1,985	$2,546

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,830	$1,648
Current lease liabilities (Note 8)	1,178	1,138
Deposits on common stock subscriptions (Note 4)	131	131
Stockholder payable (Note 5)	10,383	9,609
Note payable (Note 6)	276	318
Interest payable (Note 6)	64	51
Note payable - related party (Note 7)	-	1,284
Total current liabilities	13,862	14,179

Long-term liabilities
Note payable (Note 6)	102	60
Note payable - related party (Note 7)	2,213	928
Interest payable – related party (Note 7)	475	420
Noncurrent lease liabilities (Note 8)	769	1,368
Total noncurrent liabilities	3,559	2,776

Total liabilities	17,421	16,955

Commitments and contingencies (Notes 6, 7, 8, 10, 11)

Stockholders’ deficit (Note 4)
Common stock, no par value; 200,000,000 shares authorized; 51,152,134 shares outstanding at June 30, 2024 and December 31, 2023.	16,544	16,544
Non-controlling interest	(2,726)	(2,712)
Accumulated deficit	(29,254)	(28,241)

Total stockholders’ deficit	(15,436)	(14,409)

Total liabilities and stockholders’ deficit	$1,985	$2,546

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(000's)	(000's)	(000's)	(000's)
	(except share and per share amounts)		(except share and per share amounts)
Costs and expenses
General and administrative	$449	$448	891	885
Professional fees	54	41	135	105
Depreciation and amortization	-	-	1	1

Total costs and expenses	503	489	1,027	991

Net loss	(503)	(489)	(1,027)	(991)

Net loss attributable to non-controlling interest	(8)	(11)	(14)	(17)

Net loss attributable to the Company	$(495)	$(478)	$(1,013)	$(974)

Net loss per share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	51,152,134	51,152,134	51,152,134	51,152,134
Diluted	51,152,134	51,152,134	51,152,134	51,152,134

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

 Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024 and 2023

  (Unaudited)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)

Balance, December 31, 2023	51,152,134	$16,544	$(2,712)	$(28,241)	$(14,409)
Net loss	-	-	(6)	(518)	(524)
Balance, March 31, 2024	51,152,134	$16,544	$(2,718)	$(28,759)	$(14,933)
Net loss			(8)	(495)	(503)
Balance, June 30, 2024	51,152,134	$16,544	$(2,726)	$(29,254)	$(15,436)

	Common Stock		Non-controlling	Accumulated
	Shares	Amount	Interest	Deficit	Total
		(000's)	(000's)	(000's)	(000's)

Balance, December 31, 2022	51,152,134	$16,544	$(2,679)	$(27,182)	$(13,317)
Net loss	-	-	(6)	(496)	(502)

Balance, March 31, 2023	51,152,134	$16,544	$(2,685)	$(27,678)	$(13,819)
Net loss			(11)	(478)	(489)
Balance, June 30, 2023	51,152,134	$16,544	$(2,696)	$(28,156)	$(14,308)

See accompanying notes to unaudited condensed consolidated financial statements

GOFBA, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(000's)	(000's)
Cash flows from operating activities
Net loss	$(1,027)	$(991)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash lease expense (Note 8)	639	639
Expenses and payables satisfied by stockholder	122	-
Depreciation and amortization expense	1	1
Changes in:
Accounts payable and accrued expenses	182	(30)
Interest payable - note payable	13	13
Interest payable - related party	55	49
Net cash used in operating activities	(15)	(319)

Cash flows from financing activities
Proceeds from note payable - related party	-	316
Net advances from stockholder payable	14	6

Net cash provided by financing activities	14	322
Net increase (decrease) in cash and cash equivalents	(1)	3

Cash and cash equivalents, beginning of the period	1	1

Cash and cash equivalents, end of period	$-	$4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1	$1

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

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended December 31, 2023.

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

Future Operations, Liquidity, and Capital Resources

The Company has not yet commenced its primary revenue-generating operations and has a material working capital deficit, a history of experiencing operating losses, and a net stockholders’ deficit. Historically, the Company’s primary sources of liquidity come from sales of subscriptions to purchase shares of the Company’s common stock. During the six months ended June 30, 2024, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and its business plan. Management intends to rely on additional sales of the Company’s common stock, as well as related party relationships, to provide sufficient liquidity to meet the Company’s cash requirements for a period of at least the next twelve months. Given the uncertain nature of management’s plans, combined with the Company’s significant stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, there can be no assurance that its operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all. From January 1, 2024 through June 30, 2024, the Company received cash proceeds of $14,000 advances from the majority stockholder. The Company requires significant amounts of cash to fund its planned development activities and repay its debt, and as such management plans to raise additional funds throughout 2024 to meet its working capital needs.

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

During 2022 we completed an impairment assessment of our capitalized software and determined that the fair value of our capitalized software costs was zero at December 31, 2022. In the six months ended June 30, 2024 and 2023, we continued the same assessment and continued to expense software development costs as they incurred.

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

The Company’s net deferred tax assets at June 30, 2024 and December 31, 2023 consist principally of net operating losses. The Company provided a 100% valuation allowance for the tax effect of these net operating losses, and as a result, no benefit for income taxes has been provided in the accompanying condensed consolidated statements of operations. The Company provided the valuation allowance since management could not determine that it was “more likely than not” that the benefits of the deferred tax assets would be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. A favorable tax position is to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company did not recognize any adjustments regarding its tax accounting treatments for the six months ended June 30, 2024 and 2023. As a result of the Company’s net operating losses, all income tax return years remain open to examination by tax authorities.

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

Depreciation expense for the three months ended June 30, 2024 and 2023 was $280 and $420, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $700 and $840, respectively.

3. Software Development Costs

Software development costs, net consisted of the following:

	June 30,	December 31,
	2024	2023

Capitalized software in-process	$1,097,000	$1,097,000
Website development	$763,000	$763,000
Less accumulated amortization	$(672,000)	$(672,000)
Software impairment	$(1,188,000)	$1,188,000)
Software development costs, net	$-	$-

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

Common Stock

The Company has authorized 200,000,000 shares of common stock, no par value, and as of June 30, 2024 and December 31, 2023, the shares outstanding were 51,152,134 shares and 51,152,134 shares, respectively. Of these outstanding shares, 50,041,498 shares were issued as of June 30, 2024.

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

During the six months ended June 30, 2024, the Company sold no subscriptions and issued no shares of common stock.

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

In a disclosure statement from the Company dated January 9, 2017, each potential investor was asked to ratify their investment decision and thereby acquire shares of the Company’s common stock. The Company also provided each potential investor the option of rescinding its investment interest, in which case the Company would return any deposit they submitted and would not issue them any shares of common stock. As of June 30, 2024 and December 31, 2023, deposits of approximately $8,650,000 have been ratified.

In addition, as of June 30, 2024, the Company has not received a response from individuals or entities representing deposits of $131,000. Based on the refundable nature of the Company’s common stock subscriptions, and until each potential investor ratified their investment decision, amounts received by the Company have been presented as liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, deposits on common stock subscriptions were $131,000. During the six months ended June 30, 2024, the Company did not make any payment to return deposits on common stock subscriptions.

Warrants and Stock Options

There are no warrants or stock options granted, issued or outstanding as of June 30, 2024 and December 31, 2023.

5. Stockholder Payable

The Company has primarily relied on the financial and human resources, relationships, funding and expertise of its founding stockholders, who are husband and wife, since inception. As a result, the Company advances and receives funds as the Company’s cash needs dictated and during the six months ended June 30, 2024 and 2023, amounts funded and/or loaned to the Company by its Chairperson, President and majority stockholder were $774,000 and $646,000, respectively, and amounts returned during the same periods were $1,000 and $1,000, respectively. As of June 30, 2024 and December 31, 2023, the stockholder payable balance outstanding was $10,383,000 and $9,609,000, respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

6. Note Payable and Interest Payable

On June 18, 2021, the Company entered into a promissory note with an investor of the Company. Under the terms of the promissory note, the Company borrowed $270,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting July 15, 2021 with the principal balance paid on June 15, 2022. In October 2023, the parties ratified an extension of the maturity date of the note to June 18, 2027. As of June 30, 2024, the balance of the promissory note and interest payable was $270,000 and $47,250, respectively. For the three months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note in the amount of $4,725 and $4,725, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note in the amount of $9,450 and $9,450, respectively.

On November 18, 2021, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $60,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting December 15, 2021 with the principal balance paid on November 18, 2022. The note has been renewed with a new due date of November 18, 2025. As of June 30, 2024, the balance of the promissory note was $60,000 and interest payable related to the promissory note was $10,500. For the three months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note of $1,050 and $1,050, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note of $2,100 and $2,100, respectively.

On February 24, 2022, the Company entered in another promissory note with a different investor and member of the Board of Directors of the Company. Under the terms of the promissory note, the Company borrowed $42,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting February 24, 2022 with the principal balance paid on March 15, 2023. The note has been renewed with a new due maturity date of March 15, 2025. As of June 30, 2024, the balance of the promissory note was $42,000 and interest payable related to the promissory note was $5,635. For the three months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note of $735 and $735, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note of $1,470 and $1,470, respectively.

On June 30, 2022, the Company entered in another promissory note with the same investor. Under the terms of the promissory note, the Company borrowed $6,000 at 7% at annual, simple interest and was obligated to pay monthly interest starting August 30, 2022 with the principal balance paid on September 30, 2024. As of June 30, 2024, the balance of the promissory note was $6,000 and interest payable related to the promissory note was $770. For the three months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note of $100 and $100, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note of $210 and $210, respectively.

7. Note Payable – Related Party

On January 1, 2024, the Company amended and consolidated all the existing promissory notes payable to the trust controlled by the Company’s Chairperson, President and majority stockholder into one single note in the principal sum of $2,212,000 (the “New Promissory Note"). The principal amount of $2,212,000 and any unpaid accrued interest shall be due and payable January 4, 2026 (the “Maturity Date”).  Interest began accruing on the outstanding principal amount on January 1, 2024, at the rate of five percent (5%) per annum, simple interest, and shall continue on the outstanding principal until paid in full. Interest due under the New Promissory Note shall be paid by the Company with the principal amount and will be paid in one balloon payment on the Maturity Date as set forth herein.

As of June 30, 2024 and December 31, 2023, the balance of the New Promissory Note and the original notes was $2,212,000; and the interest payable related to the notes was $474,900 and $419,600, respectively. For the three months ended June 30, 2024, and 2023 the Company incurred interest expense from the promissory notes of $27,700 and $22,700, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred interest expense from the promissory note of $55,300 and $49,000, respectively.

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

8. Commitments and Contingencies

Commitments

Since inception, the Company has leased access to computer storage and processing space from a trust controlled by the Company’s Chairperson, President and majority stockholder. Under the terms of the agreement, the Company first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, the Company leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually.  For the three months ended June 30, 2024 and 2023, expenses associated with these services were $271,000 and $271,000, respectively. For the six months ended June 30, 2024 and 2023, expenses associated with these services were $542,000 and $542,000, respectively. The Company’s board of directors has ratified and approved the terms of each annual service agreement. The master agreement expired October 30, 2020 and has since been renewed for an additional five years with a new expiration of October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable (Note 5).

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

Rent expense for office space for the three months ended June 30, 2024 and 2023 was $48,800 and $48,800, respectively.

Balance sheet information related to operating leases with terms of more than 12 months is as follows:

	June 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$1,947,000	$2,506,000
Current portion of operating lease liabilities	1,178,000	1,138,000
Noncurrent portion of operating lease liabilities	769,000	1,368,000
Total operating lease liabilities	$1,947,000	$2,506,000

The Company had operating leases costs of $319,000 for each of the three months ended June 30, 2024 and 2023. Operating lease Right-of-use assets as of June 30, 2024 and December 31, 2023 were $1,947,000 and $2,506,000, respectively. The discount rate to measure the Company's operating lease obligations is 7% annually.

The Company's leases have remaining lease terms of 2 years to 4 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

The following table summarizes the maturities of the Company's operating lease liabilities as of June 30, 2024:

Maturities of Operating Lease Liabilities
2024	$639,000
2025	1,096,000
2026	192,000
2027	160,000
Total operating lease payments	2,087,000
Less: Imputed interest	(140,000)
Total operating lease liabilities	$1,947,000

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

 9. Income Taxes

As of June 30, 2024, the Company has net deferred income tax assets that are mainly comprised of Federal and state net operating loss carry forwards in the amounts of approximately $12,000,000.

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

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at June 30, 2024 and December 31, 2023.

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

11. Related Party Employment Agreement

On May 14, 2018, the Company entered into employment agreements with Anna Chin and William DeLisi to serve as the Company’s President and Chief Executive Officer, respectively, under which the Company agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. The Company and Ms. Chin and Mr. DeLisi elected to extend the employment agreements for one additional year, so they now terminate on December 31, 2024.  In the event the Company is not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, the Company may issue shares of its common stock, valued at $5.00 per share, in lieu of such cash compensation. Any such shares are to be issued at the end of each calendar quarter for any cash compensation they did not receive. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of June 30, 2024 and December 31, 2023, amounts owed to these officers totaled $1,243,000 and $1,103,000, respectively, and such amounts are included in accounts payable and accrued expenses.

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

Website development in progress

We capitalize the software development costs once the technological feasibility of a product is established. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. The technological feasibility of product is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The amount of software development costs to be capitalized is allocated based on the time and cost of our employees and service providers spend creating and developing the product. As of June 30, 2024 and December 31, 2023, we determined that the website development in progress did not meet the criteria for capitalization, and as a result, such costs were expensed as incurred.

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

During 2022 we completed an impairment assessment of our capitalized software and determined that the fair value of our capitalized software costs is zero at December 31, 2022.   In the six months ended June 30, 2024 and 2023, we continued the same assessment and continued to expense software development costs as they incurred

Principles of Consolidation

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

Results of Operations

We have no revenue-generating operations, a material working capital deficit, a history of experiencing operating losses, and a net stockholders’ deficit. Historically, our primary sources of liquidity have come from deposits on common stock subscriptions and operating expenses paid on our behalf by our Chairperson, President and majority stockholder. During the six months ended June 30, 2024, we continued to develop our technologies, our strategy to monetize our intellectual properties and our business plan. Our management intends to rely on additional sales of our common stock, as well as loans and/or payments from our Chairperson, President and majority stockholder, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of our plans, and our reliance on related parties, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, there can be no assurance that our operations will generate substantial revenue or become profitable or that sources of financing, including the issuance of debt and/or equity securities, and continued borrowings from related parties, will be available at times and on terms acceptable to us, or at all.

We plan to focus on creating revenue generating activities through various initiatives. Since we have not established any recurring sources of revenue to cover our operating costs, we plan to continue to fund our losses through continued issuance of our common stock and receiving financial support from related parties, including our Chairperson, President and majority stockholder.

During the six months ended June 30, 2024, we continued efforts in launching our Five Star Business Listing services and GOFBA News modules. During 2024, there were no revenues generated from these two new modules. We expect these new modules to grow and increase in user activity but we cannot reasonably estimate the financial impact on our business at this time.

Summary of Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(000's)	(000's)	(000's)	(000's)
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-
Operating expenses:
General and administrative	449	448	891	885
Professional fees	54	41	135	105
Depreciation and amortization	-	-	1	1
Total operating expenses	503	489	1,027	991

Net Loss	$(503)	$(489)	$(1,027)	$(991)

Three Months ended June 30, 2024 compared to Three Months ended June 30, 2023

Revenue and Gross Profit

We generated no revenue during the three months ended June 30, 2024 and 2023.

Net Loss

Our net loss increased by $14,000 to $503,000 during the three months ended June 30, 2024 from $489,000 during the same period last year. The increase in net loss compared to the prior year is a result of the increase in general and administrative expenses of $2,000, in professional fees of $13,000.

For the three months ended June 30, 2024, our most significant expense is included in general and administrative expense and represents over $300,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $1,000 to $449,000 for the three months ended June 30, 2024 from $448,000 during the same period last year. During the three months ended June 30, 2024, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $319,000, and executive compensation of approximately $70,000. The salary expense results from executive agreements, further discussed below and in the notes.

General and administrative expense also includes legal, accounting and public company related expenses of approximately $42,300 associated with us preparing our 2024 Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses were zero during the three months ended June 30, 2024 and 2023.

Six Months ended June 30, 2024 compared to Six Months ended June 30, 2023

Revenue and Gross Profit

We generated no revenue during the six months ended June 30, 2024 and 2023.

Net Loss

Our net loss increased by $36,000 to $1,027,000 during the six months ended June 30, 2024 from $991,000 during the same period last year. The increase in net loss compared to the prior year is a result of the increase in general and administrative expenses of $6,000, in professional fees of $30,000.

For the six months ended June 30, 2024, our most significant expense is included in general and administrative expense and represents over $600,000 of services related to our use of a related party’s office space, server towers, super computers and virtual servers. The counterparty to this agreement is a trust controlled by our Chairperson, President and majority stockholder. The annual agreement stipulating the equipment utilized and the monthly fee is ratified and approved by our board of directors.

General and Administrative Expenses

General and administrative expenses increased by $6,000 to $891,000 for the six months ended June 30, 2024 from $885,000 during the same period last year. During the six months ended June 30, 2024, the most significant expenses related to our use of a related party’s server towers, office space, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder in the amount of $639,000, and executive compensation of approximately $140,000. The salary expense results from executive agreements, further discussed below and in the notes.

General and administrative expense also includes legal, accounting and public company related expenses of approximately $113,300 associated with us preparing our  2023 Annual Report on Form 10-K and our  2024 Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. We expect professional fees to fluctuate with the needs of our business and overall strategy to implement our business plan. In the event we undertake a significant transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses remained the same at $1,000 during the six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

We are still developing our technology platforms and technologies and are incurring operating losses. As a result, we have no recurring revenue streams and we have never generated positive operating cash flows. Our cash on hand as of June 30, 2024 was $0 and our monthly cash flow burn rate was approximately $15,000. To assist with our cash requirements, during the six months ended June 30, 2024, we received $14,000 of cash proceeds from the advance of existing investors and a Board of Director of the Company. We need to continue raising funds through debt or equity financings to meet our current monthly cash requirements. In addition, we have incurred a significant amounts of debt, $3.0 million including accrued interest, which is due beginning June 30, 2024. Since inception, our liquidity has been tight and we have significant short-term cash needs. Historically, these needs were satisfied through proceeds from deposits received for the sales of our common stock and loan and/or payments made on our behalf by our Chairperson, President and majority stockholder. We currently do not believe we will be able to satisfy our cash needs from our revenues for at least several years to come.

During the six months ended June 30, 2024, we continued to develop our platform and technologies, strategy to monetize our intellectual properties and our business plan. We intend to rely on additional sales of the our common stock, as well as related party relationships and resources, to provide sufficient liquidity to meet our cash requirements for a period of at least the next twelve months. Given the uncertain nature of these plans, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that our operations will become profitable or that sources of financing, including the issuance of debt and/or equity securities, and borrowings from related parties, will be available at times and on terms acceptable to us, or at all. During the six months ended June 30, 2024, we sold no shares of stock subscriptions and made no payments to return deposits on common stock subscriptions.

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

Cash Requirements

We had cash balances of $0 and $1,000 as of June 30, 2024 and December 31, 2023, respectively. Based on no revenues, current cash balances and current expected monthly cash burn rate, we will need financial support from related parties and will need to raise money from the issuance of equity and/or debt securities, to fund operations. During the six months ended June 30, 2024, we continued to seek out additional debt and/or equity financing by obtaining promissory notes and advances from the major stockholder. We may not be successful in obtaining the continued financial support of related parties and unrelated parties, borrowing additional funds or raising money from the issuance of our securities.

Sources and Uses of Cash

Operating

We used cash for operating activities of $15,000 during the six months ended June 30, 2024, as compared to $319,000 for the same period in 2023. The most significant factor in our operating cash used is our net loss and adjusted for non-cash expense.  In the six months ended June 30, 2024, the net cash used in operating activities consisted primarily of our net loss of $1,027,000, offset by non-cash lease expenses of $639,000 and increase in account payable of $304,000.  In the six months ended June 30, 2023, the net cash used in operating activities consisted primarily of our net loss of $991,000, which was offset by non-cash lease expenses of $639,000. We expect to continue to use significant cash amounts in our operating activities.

Investing

We did not use any cash in investing activities during the six months ended June 30, 2024 and 2023. We expect to use cash in investing activities in future periods, the extent of which is dependent on the availability of cash and business needs.

Financing

Net cash provided by financing activities for the six months ended June 30, 2024 was $14,000, compared to $322,000 for the same period in 2023. During the six months ended June 30, 2024, cash proceeds from the promissory notes issued to existing members of Board of Directors were zero, and net advances from stockholder payable were $14,000. During the same period last year, cash proceeds from the promissory notes issued to existing members of Board of Directors were $316,000, and net advances from stockholder payable were $6,000.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

On May 14, 2018, we entered into employment agreements with Anna Chin and William DeLisi to serve as our President and Chief Executive Officer, respectively, under which we agreed to compensate Ms. Chin and Mr. DeLisi each at the annual salary of $121,000, beginning January 1, 2018 and terminating on December 31, 2023, with the possibility of extending the term for one additional year. The Company and Ms. Chin and Mr. DeLisi elected to extend the employment agreements for one additional year, so they now terminate on December 31, 2024.  In the event we are not able to pay Ms. Chin and/or Mr. DeLisi cash compensation for their salaries, we may issue shares of our common stock, valued at $5.00 per share, in lieu of such cash compensation. Ms. Chin and Mr. DeLisi are also entitled to standard executive employee health and life insurance benefits and certain severance payments in the event of termination. As of June 30, 2024 and December 31, 2023, $1,243,000 and 1,103,000 are due to these officers.

Since our inception, we have leased access to server towers, super computers and virtual servers from a trust controlled by our Chairperson, President and majority stockholder. Under the terms of the agreement, we first became obligated to pay for these services on January 1, 2009, when the monthly payment was $44,000 or $525,000 for the 2009 year. From 2010 to 2014, the service payments were $875,000 annually. From 2015 through 2019, the service payments were $1,050,000 annually. The parties agreed to renew the agreement for 2020 under the same terms. On June 1, 2020, we leased two additional computer servers. As a result, the monthly lease payment was increased by $35,000 annually. For 2021, the parties agreed to renew the agreement under the same terms as the end of 2020. For the three months ended June 30, 2024 and 2023, expenses associated with these services were $271,000 and $271,000, respectively. For the six months ended June 30, 2024 and 2023, expenses associated with these services were $542,000 and $542,000, respectively. Our board of directors has ratified and approved the terms of each annual service agreement. The agreement expired on October 30, 2020 and was renewed through October 30, 2025. Amounts owed to the Chairperson, President and majority stockholder for amounts owing under this arrangement are included in stockholder payable.

In October 2017, we entered into an operating lease with a trust controlled by our Chairperson, President, and majority stockholder for office and internet server space for monthly rent of $16,000. The agreement expires October 1, 2027. Amounts owed to the Chairperson, President and majority stockholder under this arrangement are included in stockholder payable.

We have primarily relied on the financial and human resources, relationships, funding and expertise of our founding stockholders, who are husband and wife, since inception. As a result, we advance and receive funds as our cash needs dictate and during the six months ended June 30, 2024 and 2023, amounts funded to us by our Chairperson, President and majority stockholder were $775,000 and $646,000 respectively, and amounts returned during the same periods were $1,000 and $1,000, respectively. As of June 30, 2024 and December 31, 2023, the stockholder payable balance outstanding was $10,383,000 and $9,609,000; respectively. The stockholder payable does not bear interest, is not collateralized and has no formal repayment terms.

On December 4, 2023, September 7, 2023, April 26, 2023, March 02, 2023, February 28, 2023, December 12, 2022, July 21, 2022, May 6, 2022, February 24, 2022, June 30, 2022, November 18, 2021, June 18, 2021, and May 1, 2018, we entered into promissory notes with investors and a Board of Director of the Company. On January 1, 2024, the Company amended and consolidated all the existing notes payable to the trust controlled by the Company’s Chairperson, President and majority stockholder into one single note in the principal sum of $2,212,000. See Note 7 to the accompanying condensed consolidated financial statements included in this report for further discussion.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our disclosure controls and procedures are not effective because of material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has identified the following material weaknesses that have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

During the three months ended June 30, 2024, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Status of Refunds to Pre-Subscribers

As noted in our previous filings with the Commission, certain individuals or entities that gave us pre-subscription orders between 2009 and 2016 for shares of our common stock at between $1 and $5 per share, to be issued in the future if certain conditions were met, requested the return of their funds prior to the conditions being met. In 2017, we sent a Disclosure Statement to those individuals asking if they wished to confirm their investment in Gofba and receive shares of our common stock, or if they desired to rescind their investment and receive their investment money back. Approximately 350 of those individuals or entities confirmed their investment in Gofba and indicated they wish to receive shares of Gofba common stock, and 76 indicated they wish to rescind their investment in Gofba and receive their investment funds back. In early May 2020, we sent letters to all those pre-subscribers that had requested a return of their funds but had not received them yet, asking that they confirm their address to us so we can return their funds. As we received those letters back from pre-subscribers we returned their funds timely to the address indicated by each pre-subscriber. As of June 30, 2024, we had refunded all investments back to pre-subscribers that requested them but still have not received a response from pre-subscribers representing deposits of $131,000, while pre-subscribers representing deposits of $9,000 have rescinded their investments. These amounts represent the only amounts still owed to pre-subscribers.

During the three months ended June 30, 2024, we did not make any payment to return deposits on common stock subscriptions, and as of June 30, 2024, $131,000 is owed to the pre-subscribers.

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

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on May 25, 2018.

(2)	Incorporated by reference from our Annual Report on Form 10-K (12/31/19) filed with the Commission on April 14, 2020.

(3)	Incorporated by reference from our Annual Report on Form 10-K (12/31/20) filed with the Commission on March 25, 2021.

(4)	Incorporated by reference from our Annual Report on Form 10-K (12/31/23) filed with the Commission on April 16, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gofba, Inc.

Dated: August 19, 2024	By:	/s/ William DeLisi
William DeLisi
Chief Executive Officer

Dated: August 19, 2024	By:	/s/ Anna Chin
Anna Chin
Chief Financial Officer

